Form 10QSB
period 2001-07-31
FANZ ENTERPRISES INC
filed 2002-04-19
CIK 1136427

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2001.

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from _________ to __________.

Commission File Number 333-58492.

                             FANZ ENTERPRISES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                            35-2123462
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

 3020-I Prosperity Church Road, Suite 293, Charlotte, North Carolina 28269-7197
                    (Address of Principal Executive Offices)

                                 (317) 815-1128
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X                              No
            ---------------                        ----------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 8, 2002, 10,000,000 shares of the registrant's common stock were outstanding.

                                Transitional Small Business Disclosure Format

         Yes                                      No       X
            ---------------                         ----------------

                                TABLE OF CONTENTS

                                                                                                        Page
                          PART I FINANCIAL INFORMATION
Item 1.           Financial Statements
                  Balance Sheet as of July 31, 2001 (unaudited) and January 31, 2001...........            1

                  Statements of loss  (unaudited)  for the three months and six months ended
                  July 31 2001,  and the period from  October 20, 2000  (inception)  to July
                  31, 2001.....................................................................            2

                  Statement of  Stockholder's  Equity  (Deficit)  (unaudited) for the period
                  from October 20, 2000 (inception) to July 31, 2001...........................            3

                  Statement of Cash Flow (unaudited) for the six months ended
                  July 31, 2001 and for the period from October 20, 2000
                  (inception) to July 31, 2001.................................................            4

                  Summary of Significant  Accounting Policies (unaudited)......................            5

                  Notes to Financial Statements (unaudited)....................................            8

Item 2.           Plan of Operation............................................................           12

                            PART II OTHER INFORMATION

Item 5.           Other Information............................................................           19

Item 6.           Exhibits and Reports on Form 8-K.............................................           19

                  Exhibit Index................................................................           21

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                    July 31,     January 31,
                                                                     2001           2001
                                                                  -----------    -----------
                                                                  (unaudited)

                                    Assets
CURRENT:
   Cash .......................................................   $   102,172    $    50,100
   Advance to parent ..........................................         2,500           --
   Deferred offering costs ....................................       174,165         95,935
   Deposit ....................................................           960           --
                                                                  -----------    -----------

TOTAL CURRENT ASSETS ..........................................       279,797        146,035
                                                                  -----------    -----------
WEBSITE DEVELOPMENT COSTS .....................................        13,000           --
                                                                  -----------    -----------
                                                                  $   292,797    $   146,035
                                                                  ===========    ===========
                   Liabilities and Stockholder's Deficit
CURRENT:
   Accrued Expenses ...........................................   $    43,624    $   160,910
                                                                  -----------    -----------
 LONG TERM:
   Accrued Expenses ...........................................       437,500           --

TOTAL LIABILITIES .............................................       481,124        160,910
                                                                  -----------    -----------
COMMITMENTS
STOCKHOLDER'S DEFICIT
   Preferred stock, $.01 par value - 10,000 shares authorized,
     10,000 shares issued and outstanding .....................           100           --
   Common stock, $.01 par value - 20,000,000 shares authorized;
     10,000,000 issued and outstanding (Note 4) ...............       100,000        100,000
   Additional paid-in capital .................................     2,712,299        (49,900)
   Accumulated deficit during the development stage ...........    (3,000,726)       (64,975)
                                                                  -----------    -----------
TOTAL STOCKHOLDER'S DEFICIT ...................................      (188,327)       (14,875)
                                                                  -----------    -----------
                                                                  $   292,797    $   146,035
                                                                  ===========    ===========


See accompanying summary of accounting polices and notes to unaudited financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                                                         Period from
                                                        Three months    Six months     October 20, 2000
                                                            ended         ended         (inception) to
                                                        July 31, 2001  July 31, 2001    July 31, 2001
                                                        -------------  -------------    -------------
Revenues ............................................   $       --      $       --      $       --

Selling, general and administrative expenses
   (including non-cash compensation expense of
   $247,300, $2,312,299 and $2,312,299, respectively)        592,621       2,935,751       3,000,726
                                                        ------------    ------------    ------------
Net loss ............................................   $   (592,621)   $ (2,935,751)   $ (3,000,726)
                                                        ============    ============    ============
Basic and diluted loss per common share (Note 4) ....   $      (0.06)   $      (0.29)
                                                        ============    ============
Basic and diluted weighted average common shares
   Outstanding (Note 4) .............................     10,000,000      10,000,000
                                                        ============    ============


See accompanying summary of accounting polices and notes to unaudited financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
            PERIOD FROM OCTOBER 20, 2000 (INCEPTION) TO JULY 31, 2001
                                   (UNAUDITED)

                                                                                                     Accumulated
                                                                                                       Deficit
                                    Common Stock                   Preferred Stock     Additional      During the
                           ---------------------------    -------------------------    Paid-in       Development
                              Shares         Amount         Shares       Amount        Capital          Stage          Total
                           -----------     -----------    -----------   -----------   -----------     -----------    -----------
BALANCE AT
   OCTOBER 20, 2000 ...           --       $      --             --     $      --     $      --        $    --        $     --
   Net loss ...........           --              --             --            --            --           (64,975)       (64,975)

   Issuance of common
     Stock ............            100               1           --            --              99            --              100

   Capital contribution           --              --             --            --          50,000            --           50,000

   100,000 for 1 stock
     split (Note 4) ...      9,999,900          99,999           --            --         (99,999)           --             --
                           -----------     -----------    -----------   -----------   -----------     -----------    -----------

BALANCE AT
   JANUARY 31, 2001 ...     10,000,000         100,000           --            --         (49,900)        (64,975)       (14,875)

   Net loss ...........           --              --             --            --            --        (2,935,751)    (2,935,751)

   Stock option grant .           --              --             --            --       2,312,299            --        2,312,299

   Additional capital
     contribution for
     previously issued
     common stock .....           --              --             --            --          50,000            --           50,000

   Issuance of preferred
     stock ............           --              --           10,000           100       399,900            --          400,000
                           -----------     -----------    -----------   -----------   -----------     -----------    -----------

BALANCE AT
     JULY 31, 2001
     (UNAUDITED) ......     10,000,000     $   100,000         10,000   $       100   $ 2,712,299     $(3,000,726)   $  (188,327)
                            ==========     ===========         ======   ===========   ===========     ===========    ===========



See accompanying summary of accounting polices and notes to unaudited financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                                                            Period from
                                                                                                          October 20, 2000
                                                                                  Six Months Ended         (inception) to
                                                                                    July 31, 2001          July 31, 2001
                                                                                  ------------------     -------------------
OPERATING ACTIVITIES
   Net loss.....................................................................  $   (2,935,751)          $   (3,000,726)
   Adjustment to reconcile net loss to cash used in
     Operating activities:
     Non-cash compensation expense..............................................        2,312,299               2,312,299
       Change in current assets and liabilities:
         Deposit................................................................             (960)                   (960)
         Advance to parent......................................................           (2,500)                 (2,500)
         Deferred offering costs................................................          (78,230)               (174,165)
         Accrued expenses.......................................................          320,214                 481,124
                                                                                     ------------           -------------
NET CASH USED IN OPERATING ACTIVITIES                                                    (384,928)               (384,928)
                                                                                     ------------           -------------
INVESTING ACTIVITY
   Web site development costs................................................             (13,000)                (13,000)
                                                                                     -------------          -------------
FINANCING ACTIVITY
   Proceeds from the issuance of stock..........................................          450,000                 500,100
                                                                                     ------------        ----------------
NET INCREASE IN CASH............................................................           52,072                 102,172

CASH, BEGINNING OF PERIOD.......................................................           50,100                       -
                                                                                     ------------           -------------
CASH, END OF PERIOD.............................................................     $    102,172           $     102,172
                                                                                     ============           =============



See accompanying summary of accounting polices and notes to unaudited financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The balance sheet as of July 31, 2001; the statements of loss for the three months and six months ended July 31, 2001 and for the period from October 20, 2000 (inception) to July 31, 2001; the statements of stockholder's equity (deficit) for the period from October 20, 2000 (inception) to July 31, 2001 and the statements of cash flows for the six months ended July 31, 2001 and for the period from October 20, 2000 (inception) to July 31, 2001, have been prepared without audit. The balance sheet as of January 31, 2001 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although FanZ Enterprises, Inc. (the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements and related notes be read in conjunction with the financial statements and notes thereto for the period from October 20, 2000 (inception) to January 31, 2001 included in this document.

In the opinion of the Company, the statements for the unaudited interim periods presented included all adjustments that were of a normal recurring nature necessary to present a fair statement of the financial condition and results of operations for such interim periods. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire year.

ORGANIZATION AND BUSINESS

Fanz Enterprises, Inc. (a development stage company) is a Delaware corporation which was formed on October 20, 2000 for the purpose of controlling and managing a multi-car professional motorsports operation that will participate in NASCAR sanctioned events. The Company has selected a January 31st year-end. The Company has two wholly-owned subsidiaries, also development stage companies. Fanz Racing, Inc. will own and manage the racing operations while Fanz Merchandising, Inc. will own, manage, market and distribute all of the related merchandise for the racing operations. As of July 31, 2001, all material intercompany accounts were eliminated. The Company is in the development stage and its activities to date have been limited to organizational activities including developing and implementing its business plan, hiring personnel, establishing business strategies and formulating a strategy to raise equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and notes receivable approximate fair value because of the short-term nature of these items.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenues are expected to be generated from a number of sources including sponsorships, race purse winnings, race bonus opportunities and merchandise sales. It is expected that sponsorship revenue will be recognized over the period of the sponsorship agreement; race purse winnings and bonuses will be recognized when receipt is assured; and merchandise sales will be recognized upon shipment, less returns and allowances.

STOCK-BASED COMPENSATION

The Company plans to account for its stock option awards to employees and directors under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company plans to adopt the disclosure provisions of SFAS 123,"Accounting for Stock-Based Compensation" ("SFAS 123") and disclose the pro forma amounts of net income (loss) as if the fair value based method of accounting had been applied.

For options awarded to all others, compensation is recognized for the fair value of options granted in accordance with SFAS 123 and related interpretations.

INCOME TAXES

Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities. Deferred tax assets of approximately $1,200,000 related primarily to net operating losses and non-deductible accruals have been offset by a valuation reserve since the utilization of this asset cannot be assured.

LOSS PER SHARE

Basic and diluted loss per common share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the effects of potentially dilutive common shares. Diluted net loss per common share gives effect to all potentially dilutive common shares outstanding during a period. There were no potentially dilutive common shares outstanding on July 31, 2001, thus basic and dilutive loss per common share are the same for the periods presented.

WEB SITE DEVELOPMENT COSTS

During the six months ended July 31, 2001, the Company began development of its web site which will be utilized to promote the Company's racing and merchandising operations. During

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2000, the Emerging Issues Task Force ("EITF") issued EITF 00-2, Accounting for Web Site Development Costs. This EITF specifies how an entity should account for costs incurred to develop a web site.

Costs incurred in the planning stage, regardless of whether the web site planning activities specifically relate to software, are expensed as incurred. Costs incurred in the planning stage include such activities as identification of the specific goals of the web site, identification of the target audience, determination of the functionalities, identification of necessary hardware, identification of necessary web application and conceptualization of graphics and content, among other things.

Costs incurred in the web site application and infrastructure development stage and costs incurred to develop graphics are accounted for in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use if the web site is expected to be utilized for internal use. Since this is the Company's intent, the application of SOP 98-1 is appropriate. This statement, in general, requires the capitalization of costs of developing software for internal use once the preliminary project stage is completed and prior to the point at which the project is substantially complete and ready for its intended use. Fees incurred for web site hosting, which involves the payment of a specific, periodic fee to an internet service provider in return for hosting the web site, generally are expensed over the period of benefit. Costs incurred during the operating stage including training, administration, maintenance and other costs to operate an existing web site are expensed as incurred. However, costs that provide additional functions or features to the web site are accounted for in accordance with SOP 98-1 which requires that certain costs relating to such upgrades be capitalized if it is probable that they will result in added functionality.

In accordance with the above policy, the Company has capitalized $13,000 in web site development costs for the three months ended July 31, 2001.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. Since its inception on October 20, 2000, the Company has been involved in organizational activities. The Company's ultimate ability to attain profitable operations is dependent upon its obtaining adequate capitalization to complete its development activities and implementation of its business plan. The Company filed a registration statement on Form SB-2 (the "Registration Statement") with the SEC which offers outside investors up to 2,500,000 common shares in a direct participation offering (the "Offering"). The SEC declared the Registration Statement effective on August 31, 2001. Monies raised from the Offering will be held in escrow until a minimum of 1,000,000 shares are sold. There can be no assurances as to what the ultimate net proceeds from the Offering might be. The Offering, by its original terms, expires on May 31, 2002. In the event that the Company has not sold a minimum of 1,000,000 shares of its common stock by that date, the Company may seek to amend the Registration Statement to extend the Offering for an additional three months subject to federal and state approvals. In the event that the Company elects to extend the Offering, it will notify its investors of such election and advise them that they have the choice of (i) leaving their investment in the escrow account, or (ii) having their investment returned to them with interest.

As a result of the foregoing, these circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    DEFERRED OFFERING COSTS

Deferred offering costs consist of professional, registration and filing fees incurred through July 31, 2001 that are directly related to the Offering described more fully in Note 4. If the Offering is successful, these costs will be offset against the proceeds in stockholders' equity. If the Offering is not successful, these costs will be expensed in full upon that determination.

3.    ACCRUED EXPENSES

Accrued expenses classified as current as of July 31, 2001, primarily consist of professional fees. Accrued expenses classified as long term as of July 31, 2001, consist of consulting expenses more fully described in Note 5.

4.    STOCKHOLDER'S DEFICIT

ISSUANCE OF COMMON STOCK

On October 20, 2000, the Company issued 100 shares of its $.01 par value stock to Jackson Roscoe Motorsports, LLC (the "sole stockholder" or the "parent"). The sole stockholder is owned in its entirety by two officers and directors of the Company. As consideration for the shares issued, the Company received $1 per share. On December 18, 2000, the Company received additional consideration for these shares in the amount of $50,000. During the three months ended April 30, 2001, the Company received another $50,000 capital contribution from its sole stockholder in the form of a $450,000 note receivable, $50,000 of which related to this capital contribution and the remainder of which related to issuance of preferred stock. This portion of the Note was satisfied in cash on February 16, 2001.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

During the three months ended April 30, 2001, the Company increased its authorization of common stock to 20,000,000 shares and affected a 100,000 to 1 split on May 15, 2001. All share and per share data have been retroactively adjusted to reflect this split.

PREFERRED STOCK

During the three months ended April 30, 2001, the Company authorized and issued to its sole stockholder ten thousand (10,000) shares of 10% Cumulative Preferred Stock (the "Preferred Stock") at $40.00 per share. The par value was $0.01 per share. The parent, as holder of the shares, is entitled to receive, at the discretion of the independent Board of Directors, cumulative dividends at the annual rate of 10% ($4.00 maximum) per share, in priority over any dividends payable upon any of the Common Stock. As consideration, the Company received a $450,000 note receivable from the sole stockholder, $400,000 of which served as consideration for the Preferred Stock while the remainder related to an additional capital contribution in regards to common stock previously issued. This note was satisfied in cash in a series of payments beginning on February 16, 2001 and ending June 14, 2001.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company that are available for distribution, an amount in cash equal to $60 per share outstanding, plus an amount in cash equal to all accrued but unpaid dividends thereon to the date fixed for liquidation. If the assets of the Company are not sufficient for this, then the holders of the Preferred Stock shall share ratably in the distribution of assets.

The Company may redeem the Preferred Stock, in whole, upon the fourth anniversary of the completion of a Qualified Public Offering ("public offering"). However, a small percentage of these shares may be redeemed on a quarterly basis beginning on the second anniversary of the completion of the public offering. The redemption price is $60 per share (the "redemption amount"). A "Qualified Public Offering" in this case is defined as a public offering registered under the Securities Act of 1933 which ultimately results in gross proceeds to the Company of at least $10,000,000. The holders of the Preferred Stock will only be entitled to receive the redemption amount, and not the amount of any accrued and unpaid dividends.

5.    RELATED PARTY TRANSACTION

Effective January 1, 2001, the Company entered into a 12-month agreement for consulting services with Stillwater Capital Advisors, LLC, a company wholly-owned by the members of the parent company. The amount accrued at July 31, 2001 under this agreement was $437,500. The Company believes the terms of this agreement to be at arm's length. This agreement was decreased from $750,000 to $500,000 in July, 2001. On August 15, 2001, this service agreement was further amended such that it became due and payable upon the Company achieving profitability as demonstrated by an annual audited financial statement reflecting net profit for that fiscal year. Due to expected organizational expenses, non-cash charges associated with stock options, expenses incurred as a result of establishing the race teams and expenses associated with the Company's infrastructure, the Company is not expected to achieve profitability, as defined in that agreement, by the fiscal year ended January 31, 2002; therefore, the earliest this payment could have been made by the Company would have been at the completion of the audit for the fiscal year ended January 31, 2003. As a result, the Company has reclassified this liability from current to long-term in its financial statements as of July 31, 2001, since the contractual obligation still existed at that date. Ultimately however, this contract was cancelled in its entirety on August 20, 2001. The unpaid accrual on

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

this date of $437,500 will be reversed and contributed to capital during the three months ending October 31, 2001. See Notes 4, 6 and 7 for description of additional related party transactions.

6.    COMMITMENTS

During the three months ended April 30, 2001, the Company entered into a letter of intent to lease land and property to be used as its principal place of business for annual rent of approximately $60,000 under a lease term of one year with an option to renew at the same rate for three consecutive periods of one year each. The commencement of this lease is contingent upon the Company's closing of the Offering.

The Company has oral agreements with third party service providers such that if the Offering is successful, additional fees of $125,000 will be remitted.

7.    STOCK OPTIONS

During the three months ended April 30, 2001, the Company adopted two stock option plans: the 2001 Stock Option Plan (the "Plan") and the 2001 Non-Employee Director Stock Option Plan (the "Non-Employee Plan"). Under the terms of the Plan, a maximum of 9% of the number of outstanding shares of the Company's Common Stock, after giving effect to the close of the Offering, may be granted to its officers, key employees and consultants. Options granted under this Plan may be (a) Incentive Stock Options, (b) Non-Qualified Stock Options or (c) a combination of the foregoing. No Incentive Stock Options may be granted to a person who is not an employee. The option price per share of any stock option granted under the Plan shall not be less than the fair market value of the Common Stock at the date of the grant. In the case of an Incentive Stock Option grant, the option price per share shall not be less than 110% of the fair market value of the shares at the date of grant should that employee hold more than 10% of the total combined voting power of all classes of stock of the Company, its parent or subsidiaries at the grant date. The options shall be exercisable for a term of not more than five years.

Under the terms of the Non-Employee Plan, options may be granted equal to a maximum of 1% of the number of outstanding shares of the Company's Common Stock, after giving effect to the close of the Offering. The option price shall be the fair market value at the date of grant, and shall be exercisable for a term of not more than five years.

During the three months ended April 30, 2001, the Company granted 500,000 options to a consultant, expected to become the Company's Chief Financial Officer, at an exercise price of $3.00 per share of which 250,000 vest on the grant date and the remaining vest over a four year period commencing on the first anniversary of the grant date. In accordance with FAS 123 and related interpretations, compensation expense for the fair value of these options will be recognized over the period in which these options are earned. The fair value approach for valuing stock options was determined using the Black-Scholes option pricing model given the following assumptions: risk free interest rate of 5.53%; expected option life of 4 years; and no dividend yield or volatility. Assuming a fair market value of $10 per share (the selling price of shares in the Offering), the Company, therefore, incurred $247,380 and $2,312,299 of non-cash compensation expense during the three and six months ended July 31, 2001, respectively and is expected to incur approximately $1,487,620 in future periods. It is expected that future amounts will be recognized over the four-year period from the grant date. The fair value approach to the valuation of these options requires that the unvested shares be "marked to market" at the end of each reporting period. As such, if the fair value of the options change in the future, then related current and future non-cash compensation expense will change accordingly. When and if the consultant becomes an employee, a new measurement date will be required resulting in a remeasurement of the value of the unearned options using the intrinsic

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

value method. This grant is separate and distinct from either of the stock option plans described above.

8.    EMPLOYMENT AGREEMENTS

The Company and its parent are committed to an employment agreement and certain consulting contracts to multiple key individuals. All were executed during the three months ended April 30, 2001 and the employment agreement requires the close of the Offering to become effective.

9.    SEGMENT INFORMATION

The Company plans to adopt SFAS 131, which establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company expects that it will have two reportable segments: the racing segment which will operate the race teams and the merchandising segment, when established, will own, manage, market and distribute related merchandise.

10.   CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and notes receivable. The Company's cash is deposited in a high quality FDIC insured financial institution, limiting the Company's exposure to credit risk. The notes receivable are with the Company's parent and have been substantially satisfied in due course.

ITEM 2.   PLAN OF OPERATION

Results of Operations

For the three and six month periods ending July 31, 2001, the Company recorded an operating loss of $592,621 and $2,935,751, respectively. For the period from October 20, 2000 (date of inception) through July 31, 2001 cumulative losses totaled $3,000,726. This deficit is largely attributable to a non-cash charge of $2,312,299 for stock options granted, with the remainder attributed to start-up expenses and costs related to the development and implementation of the Company's business plan. As a result of the options granted, the Company expects to incur approximately $1,487,620 of non-cash compensation expenses in future periods. It is expected that future amounts will be recognized over the four year period from the grant date. The fair value approach to the valuation of these options requires that the unvested shares be "marked to market" at the end of each reporting period. As such, if the fair value of the options changes in the future, then related current and future non-cash compensation expenses will change accordingly. The Company did not generate any revenues during this period. The Company's business plan projects that it will continue to operate at a loss through the fiscal year ending January 31, 2002. Further, there can be no assurance that the Company will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses and non-cash charges associated with stock options granted. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

Capital Expenditures

From January 31, 2001 (the Company's fiscal year end) through July 31, 2001, the Company expended $13,000 on capital expenditures related to web site development costs. As part of the business plan, the Company plans on starting with one Winston Cup team and intends to have two professional motorsports race teams competing in NASCAR sanctioned events within one year of the closing of the Offering. A minimum of $4.5 million in capital expenditures will be required for tools, racing equipment, motors, race cars and other equipment and the personnel costs to recruit and employ the necessary racing personnel to effectively establish these teams. These costs will be incurred in the first three months after the proceeds from the Offering are received. The anticipated capital expenditure budget may be reduced if the Company is successful in attracting sponsorship monies for the teams.

Expenditures Related to Facilities

The Company expended no amounts on facilities for the period ended July 31, 2001. The Company's overall strategy in regards to real estate and facilities is controlled growth with flexibility to expand as its operations develop in order to address sponsor goals, maintain control over its operations and foster the sharing of information amongst its organizations.


                                                                                          BASE RENT

Entity               Type of Space                                                        Per Sq. Ft. (usable)
--------------------------------------------------------------------------------------------------------------
Racing               Industrial; sprinkled w/ loading docks (10-15% office)               $3.00-$5.00

Merchandising        Warehouse; sprinkled w/ loading docks (10% office)                   $3.00-$5.00

Management/
Administration       Office (combined w/ above or free-standing)                          $5.00-$20.00

The Company's space requirements will also depend upon the goals of its primary sponsors. Sponsors often desire to use racing facilities to hold business meetings, team-building seminars and conferences. Sponsor goals and funding commitments to provide such facilities will impact the timing of the Company's decision to construct a new facility.

As a start-up organization, the Company's initial goals are to attempt to lease space with maximum flexibility until such time that constructing its own facilities can be strategically and financially justified. This strategy will allow the Company to commence its racing operations, procure sponsorship and begin racing. The Company currently has a letter of intent for a 6,000-square foot racing facility and racing equipment in order to house the initial start-up phase of its racing operations. The Company's strategy is to procure additional leased space as teams are formed, with space requirements ranging from a minimum of 60,000 square feet, in the event the Company forms one to two teams, up to approximately 200,000 square feet, in the event the Company forms five race teams. Likewise, merchandising facilities will be dependent upon the number of teams that the Company ultimately fields. With limited merchandising projected in the Company's first year of operation, it is anticipated that space can be shared or subleased. Merchandising space requirements are general purpose warehouse/distribution space and are estimated to range from 5,000 to 50,000 square feet of space depending upon the number of racing teams the Company's merchandising operations will be servicing. As the Company procures sponsorships and forms and stabilizes its operations, it will consider designing and building its own facilities. The assumptions for space are as follows:

                                    APPROXIMATE PER TEAM SPACE
                                    REQUIREMENTS (SQUARE FEET)

Winston Cup                               30,000-40,000
Busch Grand National                      20,000-30,000
Craftsman Truck                           20,000-25,000

The Company's ultimate goal is to develop a "campus" or a development of multiple facilities in close proximity to one another that will house its racing and merchandising operations, corporate headquarters as well as to house corporate retreats for the sponsors. The Company envisions that its facilities will contain, among other things, an observation deck overseeing the shop floor of its racing operations, a theater area which can be utilized by its racing teams and for presentations by its sponsors, a dining area that can be utilized to entertain existing and prospective sponsors and their customers and employees, a gift shop offering the latest merchandising products and souvenirs, a company-wide health and fitness facility for the drivers, crew and other employees, and eventually a racing museum housing the Company's key assets.

Capital Resources and Liquidity

On July 31, 2001, the Company had total assets of $279,797 and stockholder's deficit of $188,327, in comparison to total assets of $146,035 and a stockholder's deficit of $14,875 on January 31, 2001. Subsequent to January 31, 2001, the Company raised an additional $450,000 in equity through the combination of issuance of $400,000 of preferred stock and additional capital of $50,000 contributed by Jackson Roscoe Motorsports, LLC with respect to its common stock, to fund additional expenses related to the Offering. The $450,000 was contributed in the form of a Demand Note, dated February 12, 2001, that has been satisfied in cash.

To develop its business plan, the Company intends to recruit and employ a variety of racing personnel including drivers, crewmembers, crew chiefs, engine builders, fabricators, engineers, etc. to operate and manage its racing operations. The recruiting and hiring of the racing personnel will begin immediately upon raising the minimum subscription amount of $10,000,000.

Currently the Company has a consulting agreement with Michael J. Wurtsbaugh. In exchange for the provision of consulting services, Mr. Wurtsbaugh was granted options to purchase shares of the Company's common stock. A portion of the fair value of this grant, as set forth earlier, appears as an expense on the Company's books.

On January 1, 2001, the Company entered into an agreement with Stillwater Capital Advisors, LLC, a Delaware limited liability company, for consulting services including, among other things, preparation and development of the Company's business plan, development of a sophisticated financial model, identifying key personnel and negotiating with a broker/dealer, accountants and attorneys. J. Roe Hitchcock, the Company's Chief Executive Officer, Treasurer and a director of FanZ Enterprises, Inc., and Frederick L. McDonald, II, the Company's President and also a director of FanZ Enterprises, Inc., are the sole members of Stillwater Capital Advisors, LLC. Under the agreement, consulting services were to be provided to the Company for a period of twelve (12) months at a flat fee of $500,000 to be paid in one lump sum payment. The $500,000 consulting fee was not due and payable until the Company had achieved profitability as demonstrated by an annual audited financial statement reflecting net profit for that fiscal year. The Company believes that the terms of the consulting agreement are as favorable to it as those generally available from unaffiliated third parties. However, in an effort to expedite the registration process, the Company decided to rescind the agreement and on August 20, 2001 it entered into a Rescission and Mutual Release Agreement with Stillwater Capital Advisors, LLC pursuant to which the consulting agreement was rescinded and the Company is not obligated to pay any portion of the consulting fee. As a result, the amount accrued as of that date, $437,500, was reversed and contributed to capital in the third quarter ending October 31, 2001.

FanZ Racing-Team Start-up Costs

The racing operations will require an initial start-up budget of approximately $3.5 million to form each Winston Cup team and approximately $1.2 million to form each Busch Series team. The initial start-up budgets reflect costs estimated to assemble the required personnel and equipment in order to be "race ready," and be in a position to attempt to qualify for a race. The detail of the budgets for each respective team is detailed below.

ESTIMATED WINSTON CUP START-UP BUDGET (PER TEAM)

EXPENSE CATEGORY                                                AMOUNT

Personnel Payroll (1)                                         $775,000
Motor Program (2)                                              750,000
Parts (3)                                                      225,000
Facility Rent (Race/Fab Shop) (4)                              150,000
10 Winston Cup Cars (5)                                      1,000,000
NASCAR Fees (6)                                                 35,000
Insurance (7)                                                   50,000
Utilities (8)                                                   50,000
Shop Equipment (9)                                             250,000
Research & Development (10)                                    200,000
Miscellaneous (Supplies/Maintenance) (11)                       50,000
                                                            ----------
Total Cash Outlays Start-Up                                 $3,535,000
                                                            ==========

NOTES

(1) The Personnel Payroll includes the annual salary and bonus for the Crew Chief, Car Chief, Shop Foreman, Paint & Body Specialists, Tire Specialist, Gear & Transmission Specialist and Fabricators.

(2) Motor program expenditures are between $1.1 million and $2.5 million per annum. This reflects a down payment so that the team can start utilizing the motors in the testing program at various tracks.

(3) Includes initial Tires & Wheels, Suspension & Brakes, Paint & Decals and Gears & Transmissions and other components necessary to get the team started.

(4) Assumes 40,000 sq. ft. facility. This amount will cover up front rental expenses, some tenant expenses and the first several months of occupancy expenses.

(5) Generally, a Winston Cup Team has anywhere from 10 - 15 cars at a time. Assumes 10 cars will allow the team to start testing at various tracks and racing the full season.

(6)      Entry fees for at least 75% of the first year NASCAR season.

(7)      Insurance for the first six months.

(8)      Utilities for the first six months.

(9)      The Shop Equipment that will be purchased will start the operation.

(10) Includes the initial testing at various tracks, Wind Tunnel Testing and engine and set up development.

(11) Miscellaneous includes the initial supplies and any maintenance that would be required.

ESTIMATED BUSCH SERIES START-UP BUDGET (PER TEAM)

EXPENSE CATEGORY                                        AMOUNT

Personnel Payroll (1)                                 $315,000
Motor Program (2)                                      225,000
Parts (3)                                               85,000
Facility Rent (Race/Fab Shop) (4)                       65,000
6 Busch Grand National Cars (5)                        300,000
NASCAR Fees (6)                                         20,000
Insurance (7)                                           25,000
Utilities (8)                                           25,000
Shop Equipment (9)                                      60,000
Research & Development (10)                             75,000
Miscellaneous (Supplies/Maint) (11)                     25,000
                                                        ------

Total Cash Outlays Start-Up                         $1,220,000
                                                    ==========

NOTES

(1) The Personnel Payroll includes the annual salary and bonus for the Crew Chief, Paint & Body Specialists, Tire Specialist, Gear & Transmission Specialist and Fabricators. It should be noted that once the fabrication department is established for the Winston Cup Team, the fabrication department can handle the Busch team without additional personnel.

(2) Motor Program expenditures are between $500,000 to $1.0 million per annum. This reflects a down payment in order that the team can start utilizing the motor in the testing program at various tracks.

(3) Parts include initial tires & wheels, suspension & brakes, paint & decals and gears & transmissions and other components necessary to get the team started.

(4) The space requirement is assumed to be 30,000 sq. ft. This amount will cover up front rental expenses, some tenant improvements and the first several months of occupancy expenses.

(5) Generally a Busch Series team has anywhere from 6 - 8 cars at a time. Assumes 6 cars will allow the team to start testing at various tracks and racing the full season.

(6) Entry fees for most of the first year NASCAR season with credentials for the sponsors for the races.

(7)      Insurance for the first six months.

(8)      Utilities for the first six months.

(9) The Shop Equipment that will be purchased will start the operation. If an existing team is already completed, this number will go down dramatically as there will be one Shop for all of the teams.

(10) The Research & Development includes the initial testing at various tracks, Wind Tunnel Testing and engine and set up development.

(11) Miscellaneous includes the initial supplies and any maintenance that would be required.

While the Company believes that the minimum proceeds from the Offering, together with sponsorship funds of at least $2.5 million per team, will be sufficient to satisfy its cash requirements during the twelve (12) months following the consummation of the Offering, the foregoing budgets could be scaled back somewhat by reducing the number of cars purchased per team, among other things, in the event that only the minimum ($10,000,000) is raised in the Offering and sponsorship funds are unavailable. Upon closing of the Offering, it is the Company's intention to start with at least one team competing in the Winston Cup series for which the Company will seek sponsors to defray the costs of starting and operating this team. Initially, it may be difficult for the Company to attract sponsors in light of the fact that it has no racing or merchandising operations. This team could begin racing on a limited schedule at select venues with or without a primary sponsor as a means of attracting a sponsor. The Company will phase in additional teams as its budget and sponsorships will allow with an aggressive campaign for sponsorship of the 2002 racing season with the intention of having at least two teams racing in NASCAR sanctioned events within one year of the closing of the Offering.

FanZ First-Year Expenses

In addition to racing start-up costs, the Company will need to hire corporate staff for FanZ Enterprises, Inc. to provide centralized human resources, accounting, bookkeeping, travel, administrative assistance and other general corporate services. The Company expects to have a Chief Executive Officer, President, Chief Financial Officer, Director of Finance and a number of assistants ranging from zero in the first month to three in the twelfth month. The Company's first year expenses include the start-up of a Winston Cup and Busch Series team (previously presented in the estimated Winston Cup and Busch Series start-up budgets set forth above) and overhead expenses in the amounts set forth below:

         Employment Expense (1)                          $2,626,000
         Motor Programs                                   2,872,000
         Lease Expense/Depreciation (2)                   1,100,000
         Parts (3)                                        1,188,500
         Research & Development                             265,000
         Travel Expenses                                  1,246,500
         NASCAR Fees & Insurance                             76,000
         Repairs & Maintenance (4)                          470,000
         Utilities (5)                                       37,000
         Tooling & Supplies                                 282,000
         Miscellaneous                                       66,000
                                                        -----------
                                                        $10,229,000
                                                        ===========

NOTES:

(1) The Employment Expense is for the entire racing staff of the Busch Series and Winston Cup teams (at the end of the first year that represents 20 people and two drivers). The driver compensation assumes a share of the race purse winnings. The race purse winnings assume that we will participate and qualify in most of the races in each schedule.

(2) Represents the amortization of the capital expenditures. The engines and cars are assumed to have relatively short valuable lives (2 years) while the shock dynometers have relatively long lives (15 years). No distinction is made for whether an item is leased or capitalized.

(3) Parts includes: Tires & Wheels, Gears & Transmissions, and Raw Materials & Sheet Metal.

(4) Repairs & Maintenance represent the operating expenses related to maintaining the equipment and the cars and motors.

(5)      Utilities includes waste & garbage disposal.

Merchandising Operations (Start-up)
-----------------------------------

In order to pursue the Company's merchandising operations it will need to hire management as well as a merchandising, marketing and operations staff. The Company's merchandising operations will initially be dependent on its race teams becoming operational and obtaining sponsorship for each of the teams. Upon the successful launch of its race teams, the Company will need to engage a merchandising staff to develop and market products supporting its race teams and related sponsors. This includes product development and sourcing, marketing the products and race teams through various distribution channels including trackside promotional merchandise trailers and promotional events such as "Show Cars," which are replicas of race cars in order to draw fans to a sponsor's place of business. The Company expects to engage in each of these activities on a limited basis until it is fully operational at an estimated expense of approximately $600,000. The Company expects to fully develop its merchandising operations during the first full racing season.

Summary
-------

The Company believes that the proceeds from the minimum subscription of the Offering, together with projected cash flows from operations (including sponsorship monies of $5 million for two teams), will be sufficient to satisfy contemplated cash requirements for its initial racing and merchandising operations for at least twelve (12) months from the closing of the Offering. If the Company is unable to obtain sponsorship funds, it will scale back its operations so that the proceeds are sufficient to satisfy its cash requirements during the first twelve (12) months of operation. In the event that plans change, assumptions prove to be inaccurate, or if the proceeds of the Offering prove to be insufficient to fund operations and fully implement the Company's business plan, it could be required to seek additional financing from sources not currently anticipated. The Company has no current commitments or arrangements with respect to, or immediate sources of, additional financing and it is not anticipated that any existing stockholders or lenders will provide any portion of future financing. Additionally, no assurances can be given that any additional financing, when needed, will be available or available on acceptable terms. Any inability to obtain additional financing when required could have a material adverse effect on the Company's operations, including requiring it to curtail some of the Company's business initiatives.

PART II  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company has 10,000,000 shares of its common stock issued and outstanding. All of these shares are owned by one stockholder, Jackson Roscoe Motorsports, LLC.

The Company has a Registration Statement effective under the Securities Act of 1933, as amended. The Registration Statement went effective shortly before the events of September 11, 2001. As a result, the Company's sales efforts with respect to the shares registered were put on hold. The Company has renewed its sales efforts on the terms specified in Registration Statement.

All of the proceeds received from the sale of common stock in the Offering have been deposited into an Escrow Account with Firstar Bank, N.A. ("Firstar"). Pursuant to the terms of the Escrow Agreement with Firstar, as amended, all of the proceeds received from the sale of common stock in the Offering will remain in the Escrow Account until the Company raises a minimum of $10,000,000 in the Offering. In the event that it fails to raise a minimum of $10,000,000, all of the proceeds will be returned to the investors with interest.

The Offering, by its original terms, expires on May 31, 2002. In the event that the Company has not sold a minimum of 1,000,000 shares of its common stock by that date, it may seek to amend the Registration Statement to extend the Offering for an additional three months subject to federal and state approvals. In the event that the Company elects to extend the Offering, it will notify its investors of such election and advise them that they have the choice of (i) leaving their investment in the Escrow Agreement, or (ii) having their investment returned to them with interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The exhibits to this report are listed in the Exhibit Index which appears immediately after the signature page.

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended July 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 19, 2002     By:  /s/ J. Roe Hitchcock
                             -------------------------------------------------
                             J. Roe Hitchcock
                             Chief Executive Officer (in the capacity of Chief Financial Officer and Chief Accounting Officer), Treasurer and Director

                          EXHIBIT INDEX TO FORM 10-QSB

Exhibit No.

3(i) Restated Certificate of Incorporation of FanZ Enterprises, Inc. filed with the Secretary of State of the State of Delaware on February 23, 2001 (1)

3(i)(a) Certificate of Amendment to Restated Certificate of Incorporation of FanZ Enterprises, Inc. filed with the Secretary of State of the State of Delaware on June 14, 2001 (2)

3(ii)    By-Laws of FanZ Enterprises, Inc. adopted on November 15, 2000 (1)

4        Specimen Stock Certificate (1)

--------------------------------------------------------------------------------

(1) Incorporated by reference from the like numbered exhibit to the Company's Registration Statement on Form SB-2 filed with the Commission on April 6, 2001.

(2) Incorporated by reference from the like numbered exhibit to the Company's Registration Statement on Form SB-2/A filed with the Commission on June 18, 2001.