Form 10QSB
period 2001-10-31
FANZ ENTERPRISES INC
filed 2002-04-19
CIK 1136427

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended October 31, 2001.

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

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

                                TABLE OF CONTENTS

                                                                                                       Page
                                         PART I FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Balance Sheet as of October 31, 2001 (unaudited) and
                  January 31, 2001..........................................................             1

                  Statements of loss (unaudited) for the three months and nine months ended October 31, 2001, and the period from October 20, 2000
                  (inception) to October 31, 2001...........................................             2

                  Statement of Stockholder's Equity (Deficit) (unaudited) for the
                  period from October 20, 2000 (inception) to October 31, 2001..............             3

                  Statement of Cash Flow (unaudited) for the nine months ended
                  October 31, 2001 and for the period from October 20, 2000
                  (inception) to October 31, 2001...........................................             4

                  Summary of Significant Accounting Policies (unaudited)....................             5

                  Notes to Financial Statements (unaudited).................................             8

Item 2.           Plan of Operation.........................................................            12

                                           PART II OTHER INFORMATION

Item 5.           Other Information.........................................................            19

Item 6.           Exhibits and Reports on Form 8-K..........................................            19

                  Exhibit Index.............................................................            21

                        PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                          October 31,           January 31,
                                                                                              2001                  2001
                                                                                       -------------------   -------------------
                                                                                          (unaudited)
                                       Assets
CURRENT:
   Cash...........................................................................         $    45,458           $    50,100
   Advance to parent..............................................................               2,500                     -
   Deferred offering costs........................................................             174,275                95,935
   Deposit........................................................................                 960                     -
                                                                                          ------------          ------------
TOTAL CURRENT ASSETS..............................................................             223,193               146,035
                                                                                          ------------          ------------
WEBSITE DEVELOPMENT COSTS                                                                       13,000                     -
                                                                                          ------------          ------------
                                                                                          $    236,193          $    146,035
                                                                                          ============          ============
                   Liabilities and Stockholder's Equity (Deficit)

CURRENT:
   Accrued Expenses...............................................................        $     43,624          $    160,910
                                                                                          ------------          ------------
TOTAL LIABILITIES.................................................................              43,624               160,910
                                                                                          ------------          ------------
COMMITMENTS

STOCKHOLDER'S EQUITY (DEFICIT)
   Preferred stock, $.01 par value - 10,000 shares authorized,
     10,000 shares issued and outstanding.........................................                 100                     -
   Common stock, $.01 par value - 20,000,000 shares authorized;
     10,000,000 issued and outstanding (Note 4)...................................             100,000               100,000
   Additional paid-in capital.....................................................           3,397,179               (49,900)
   Accumulated deficit during the development stage...............................          (3,304,710)              (64,975)
                                                                                          ------------          ------------
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)..............................................             192,569               (14,875)
                                                                                          ------------          ------------
                                                                                          $    236,193          $    146,035
                                                                                          ============          ============



See accompanying summary of accounting polices and notes to unaudited financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                                                                         Period from
                                                               Three months         Nine months        October 20, 2000
                                                                  ended                Ended             (inception) to
                                                              October 31, 2001    October 31, 2001      October 31, 2001
                                                              ----------------    ----------------     -----------------
Revenues ..............................................        $       --           $       --           $       --

Selling, general and administrative expenses -
   (including non-cash compensation expense of 247,380,
   2,559,679 and 2,559,679, respectively) .............             303,984            3,239,735            3,304,710
                                                               ------------         ------------         ------------
Net loss ..............................................        $   (303,984)        $ (3,239,735)        $ (3,304,710)
                                                               ============         ============         ============

Basic and diluted loss per common share (Note 4) ......        $      (0.03)        $      (0.32)
                                                               ============         ============
Basic and diluted weighted average common shares
   Outstanding (Note 4) ...............................          10,000,000           10,000,000
                                                               ============         ============



See accompanying summary of accounting polices and notes to unaudited financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
          PERIOD FROM OCTOBER 20, 2000 (INCEPTION) TO OCTOBER 31, 2001
                                   (UNAUDITED)

                                                                                                       Accumulated
                                                                                                         Deficit
                                   Common Stock               Preferred Stock           Additional      During the
                            --------------------------- ----------------------------     Paid-in        Development
                               Shares        Amount         Shares         Amount        Capital           Stage           Total
                            -----------    -----------    -----------    -----------    -----------     -----------     -----------
BALANCE AT
   OCTOBER 20, 2000 ....           --      $      --             --      $      --      $      --       $      --       $      --

   Net loss ............           --             --             --             --             --           (64,975)        (64,975)

   Issuance of common
     Stock .............            100              1           --             --               99            --               100

   Capital contribution            --             --             --             --           50,000            --            50,000

   100,000 for 1 stock
     split (Note 4) ....      9,999,900         99,999           --             --          (99,999)           --              --
                            -----------    -----------    -----------    -----------    -----------     -----------     -----------

BALANCE AT
   JANUARY 31, 2001 ....     10,000,000        100,000           --             --          (49,900)        (64,975)        (14,875)

   Net loss ............           --             --             --             --             --        (3,239,735)
                                                                                                                         (3,239,735)
   Stock option grant ..           --             --             --             --        2,559,679            --         2,559,679

   Additional capital
     Contribution for
     Previously issued
     common stock ......           --             --             --             --           50,000            --            50,000

   Capital Contribution-
     (Conversion of
     obligation, Note 5)           --             --             --             --
                                                                                            437,500            --           437,500
   Issuance of preferred
     Stock .............           --             --           10,000            100        399,900            --           400,000
                            -----------    -----------    -----------    -----------    -----------     -----------     -----------
BALANCE AT
  OCTOBER 31, 2001
     (UNAUDITED) .......     10,000,000    $   100,000         10,000    $       100    $ 3,397,179     $(3,304,710)    $   192,569
                            ===========    ===========    ===========    ===========    ===========     ===========     ===========






See accompanying summary of accounting polices and notes to unaudited financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                                                            Period from
                                                                                     Nine Months          October 20, 2000
                                                                                        Ended              (inception) to
                                                                                  October 31, 2001        October 31, 2001
                                                                                  ------------------     -------------------
OPERATING ACTIVITIES
   Net income (loss)............................................................     $ (3,239,735)          $  (3,304,710)
   Adjustment to reconcile net loss to cash used in
     Operating activities:
     Non-cash compensation expense..............................................        2,559,679               2,559,679
     Other non-cash expense.....................................................          375,000                  437,500
       Change in current assets and liabilities:
         Deposit................................................................             (960)                   (960)
         Advance to parent......................................................           (2,500)                 (2,500)
         Deferred offering costs................................................          (78,340)               (174,275)
         Accrued expenses.......................................................          (54,786)                 43,624
                                                                                     -------------          -------------
NET CASH USED IN OPERATING ACTIVITIES                                                    (441,642)               (441,642)
                                                                                     ------------           -------------
INVESTING ACTIVITY
   Web site development costs................................................             (13,000)                (13,000)
                                                                                     -------------          -------------
FINANCING ACTIVITY
Proceeds from the issuance of stock.............................................          450,000                 500,100
                                                                                     ------------           -------------
NET INCREASE (DECREASE) IN CASH.................................................           (4,642)                 45,458

CASH, BEGINNING OF PERIOD.......................................................           50,100                       -
                                                                                     ------------           -------------
CASH, END OF PERIOD.............................................................     $     45,458           $      45,458
                                                                                     ============           =============





See accompanying summary of accounting polices and notes to unaudited financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The balance sheet as of October 31, 2001; the statements of loss for the three months and nine months ended October 31, 2001 and for the period from October 20, 2000 (inception) to October 31, 2001; the statements of stockholder's equity (deficit) for the period from October 20, 2000 (inception) to October 31, 2001 and the statements of cash flows for the nine months ended October 31, 2001 and for the period from October 20, 2000 (inception) to October 31, 2001, have been prepared without audit. The balance sheet as of January 31, 2001 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although FanZ Enterprises, Inc. (the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements and related notes be read in conjunction with the financial statements and notes thereto for the period from October 20, 2000 (inception) to January 31, 2001 included in this document.

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

ORGANIZATION AND BUSINESS

Fanz Enterprises, Inc. (a development stage company) is a Delaware corporation which was formed on October 20, 2000 for the purpose of controlling and managing a multi-car professional motorsports operation that will participate in NASCAR sanctioned events. The Company has selected a January 31st year-end. The Company has two wholly-owned subsidiaries, also development stage companies. Fanz Racing, Inc. will own and manage the racing operations while Fanz Merchandising, Inc. will own, manage, market and distribute all of the related merchandise for the racing operations. As of October 31, 2001, all material intercompany accounts were eliminated.

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

STOCK-BASED COMPENSATION

The Company plans to account for its stock option awards to employees and directors under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company plans to adopt the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and disclose the pro forma amounts of net income (loss) as if the fair value based method of accounting had been applied.

For options awarded to all others, compensation is recognized for the fair value of options granted in accordance with SFAS 123 and related interpretations.

INCOME TAXES

Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities. Deferred tax assets of approximately $1,322,000 related primarily to net operating losses and non-deductible accruals have been offset by a valuation reserve since the utilization of this asset cannot be assured.

LOSS PER SHARE

Basic and diluted loss per common share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the effects of potentially dilutive common shares. Diluted net loss per common share gives effect to all potentially dilutive common shares outstanding during a period. There were no potentially dilutive common shares outstanding on October 31, 2001, thus basic and dilutive loss per common share are the same for the periods presented.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

WEB SITE DEVELOPMENT COSTS

During the nine months ended October 31, 2001, the Company began development of its web site which will be utilized to promote the Company's racing and merchandising operations. During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-2, Accounting for Web Site Development Costs. This EITF specifies how an entity should account for costs incurred to develop a web site.

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

In accordance with the above policy, the Company has capitalized $13,000 in web site development costs for the three months ended October 31, 2001.

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

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. Since its inception on October 20, 2000, the Company has been involved in organizational activities. The Company's ultimate ability to attain profitable operations is dependent upon its obtaining adequate capitalization to complete its development activities and implementation of its business plan. The Company filed a registration statement on Form SB-2 (the "Registration Statement") with the SEC which offers outside investors up to 2,500,000 common shares in a direct participation offering (the "Offering"). The SEC declared the Registration Statement effective on August 31, 2001. Monies raised from the Offering will be held in escrow until a minimum of 1,000,000 shares are sold. There can be no assurances as to what the ultimate net proceeds from the Offering might be. The Offering, by its original terms, expires on May 31, 2002. In the event that the Company has not sold a minimum of 1,000,000 shares of its common stock by that date, the Company may seek to amend the Registration Statement to extend the Offering for an additional three months subject to federal and state approvals. In the event that the Company elects to extend the Offering, it will notify investors of such election and advise them that they have the choice of (i) leaving their investment in the escrow account, or (ii) having their investment returned to them with interest.

As a result of the foregoing, these circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    DEFERRED OFFERING COSTS

Deferred offering costs consist of professional, registration and filing fees incurred through October 31, 2001 that are directly related to the Offering described more fully in Note 4. If the Offering is successful, these costs will be offset against the proceeds in stockholders' equity. If the Offering is not successful, these costs will be expensed in full upon that determination.

3.    ACCRUED EXPENSES

Accrued expenses as of October 31, 2001 primarily consist of professional fees.

4.    STOCKHOLDER'S EQUITY (DEFICIT)

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

During the three months ended April 30, 2001, the Company increased its authorization of common stock

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

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

5.    RELATED PARTY TRANSACTION

Effective January 1, 2001, the Company entered into a 12-month agreement for consulting services with Stillwater Capital Advisors, LLC, a company wholly-owned by the members of the parent company. The amount accrued at July 31, 2001 under this agreement was $437,500. The Company believes the terms of this agreement to be at arm's length. This agreement was decreased from $750,000 to $500,000 in July, 2001. On August 15, 2001, this service agreement was further amended such that it became due and payable upon the Company achieving profitability as demonstrated by an annual audited financial statement reflecting net profit for that fiscal year. Due to expected organizational expenses, non-cash charges associated with stock options, expenses incurred as a result of establishing the race teams and expenses associated with the Company's infrastructure, the Company is not expected to achieve profitability, as defined in that agreement, by the fiscal year ended January 31, 2002; therefore, the earliest this payment could have been made by the Company would have been at the completion of the audit for the fiscal year ended January 31, 2003. As a result, the Company reclassified this liability from current to long-term in its financial statements as of July 31, 2001 since the contractual obligation still existed at that date. Ultimately however, this contract was cancelled in its entirety on August 20, 2001. The unpaid accrual on this date of $437,500 was reversed and contributed to capital during the three months ending October 31, 2001. See Notes 4, 6 and 7 for description of additional related party transactions.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

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

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

During the three months ended April 30, 2001, the Company granted 500,000 options to a consultant, expected to become the Company's Chief Financial Officer, at an exercise price of $3.00 per share of which 250,000 vest on the grant date and the remaining vest over a four year period commencing on the first anniversary of the grant date. In accordance with FAS 123 and related interpretations, compensation expense for the fair value of these options will be recognized over the period in which these options are earned. The fair value approach for valuing stock options was determined using the Black-Scholes option pricing model given the following assumptions: risk free interest rate of 5.53%; expected option life of 4 years; and no dividend yield or volatility. Assuming a fair market value of $10 per share (the selling price of shares in the Offering), the Company, therefore, incurred $247,380 and $2,559,679 of non-cash compensation expense during the three and nine months ended October 31, 2001, respectively and is expected to incur approximately $1,240,240 in future periods. It is expected that future amounts will be recognized over the four-year period from the grant date. The fair value approach to the valuation of these options requires that the unvested shares be "marked to market" at the end of each reporting period. As such, if the fair value of the options change in the future, then related current and future non-cash compensation expense will change accordingly. When and if the consultant becomes an employee, a new measurement date will be required resulting in a remeasurement of the value of the unearned options using the intrinsic value method. This grant is separate and distinct from either of the stock option plans described above.

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

ITEM 2.  PLAN OF OPERATION

Results of Operations

For the three and nine month periods ending October 31, 2001, the Company recorded an operating loss of $303,984 and $3,239,735, respectively. For the period from October 20, 2000 (date of inception) through October 31, 2001, cumulative losses totaled $3,304,710. This deficit is largely attributable to a non-cash charge of $2,559,679 for stock options granted, with the remainder attributed to start-up expenses and costs related to the development and implementation of the Company's business plan. As a result of the options granted, the Company expects to incur approximately $1,240,240 of non-cash compensation expenses in future periods. It is expected that future amounts will be recognized over the four year period from the grant date. The fair value approach to the valuation of these options requires that the unvested shares be "marked to market" at the end of each reporting period. As such, if the fair value of the options changes in the future, then related current and future non-cash compensation expenses will change accordingly. The Company did not generate any revenues during this period. The Company's business plan projects that it will continue to operate at a loss through the fiscal year ending January 31, 2002. Further, there can be no assurance that the Company will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses and non-cash charges associated with stock options granted. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

Capital Expenditures

From January 31, 2001 (the Company's fiscal year end) through October 31, 2001, the Company expended $13,000 on capital expenditures related to web site development costs. As part of the business plan, the Company plans on starting with one Winston Cup team and intends to have two professional motorsports race teams competing in NASCAR sanctioned events within one year of the closing of the Offering. A minimum of $4.5 million in capital expenditures will be required for tools, racing equipment, motors, race cars and other equipment and the personnel costs to recruit and employ the necessary racing personnel to effectively establish these teams. These costs will be incurred in the first three months after the proceeds from the Offering are received. The anticipated capital expenditure budget may be reduced if the Company is successful in attracting sponsorship monies for the teams.

Expenditures Related to Facilities

The Company expended no amounts on facilities for the period ended October 31, 2001. The Company's overall strategy in regards to real estate and facilities is controlled growth with flexibility to expand as its operations develop in order to address sponsor goals, maintain control over its operations and foster the sharing of information amongst its organizations.


                                                                                          BASE RENT

Entity                      Type of Space                                                 Per Sq. Ft. (usable)
---------------------------------------------------------------------------------------------------------------
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

Capital Resources and Liquidity

On October 31, 2001, the Company had total assets of $236,193 and stockholder's equity of $192,569, in comparison to total assets of $146,035 and a stockholder's deficit of $14,875 on January 31, 2001. Subsequent to January 31, 2001, the Company raised an additional $450,000 in equity through the combination of issuance of $400,000 of preferred stock and additional capital of $50,000 contributed by Jackson Roscoe Motorsports, LLC with respect to its common stock, to fund additional expenses related to the Offering. The $450,000 was contributed in the form of a Demand Note, dated February 12, 2001, that has been satisfied in cash.

To develop its business plan, the Company intends to recruit and employ a variety of racing personnel including drivers, crewmembers, crew chiefs, engine builders, fabricators, engineers, etc. to operate and manage its racing operations. The recruiting and hiring of the racing personnel will begin immediately upon raising the minimum subscription amount of $10,000,000.

Currently the Company has a consulting agreement with Michael J. Wurtsbaugh. In exchange for the provision of consulting services, Mr. Wurtsbaugh was granted options to purchase shares of the Company's common stock. A portion of this grant, as set forth earlier, appears as an expense on the Company's books.

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

FanZ Racing-Team Start-up Costs
-------------------------------

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

(11) Miscellaneous includes the initial supplies and any maintenance that would be required.

ESTIMATED BUSCH SERIES START-UP BUDGET (PER TEAM)

EXPENSE CATEGORY                                                  AMOUNT

Personnel Payroll (1)                                           $315,000
Motor Program (2)                                                225,000
Parts (3)                                                         85,000
Facility Rent (Race/Fab Shop) (4)                                 65,000
6 Busch Grand National Cars (5)                                  300,000
NASCAR Fees (6)                                                   20,000
Insurance (7)                                                     25,000
Utilities (8)                                                     25,000
Shop Equipment (9)                                                60,000
Research & Development (10)                                       75,000
Miscellaneous (Supplies/Maint) (11)                               25,000
                                                              ----------
  Total Cash Outlays Start-Up                                 $1,220,000
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

FanZ First-Year Expenses
------------------------

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

Summary
-------

The Company believes that the proceeds from the minimum subscription of the Offering, together with projected cash flows from operations (including sponsorship monies of just $5 million for two teams), will be sufficient to satisfy contemplated cash requirements for its initial racing and merchandising operations for at least twelve (12) months from the closing of the Offering. If it is unable to obtain sponsorship funds, the Company will scale back its operations so that the proceeds are sufficient to satisfy the Company's cash requirements during the first twelve (12) months of operation. In the event that plans change, assumptions prove to be inaccurate, or if the proceeds of the Offering prove to be insufficient to fund operations and fully implement the Company's business plan, it could be required to seek additional financing from sources not currently anticipated. The Company has no current commitments or arrangements with respect to, or immediate sources of, additional financing and it is not anticipated that any existing stockholders or lenders will provide any portion of future financing. Additionally, no assurances can be given that any additional financing, when needed, will be available or available on acceptable terms. Any inability to obtain additional financing when required could have a material adverse effect on the Company's operations, including requiring it to curtail some of its business initiatives.

PART II  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company has 10,000,000 shares of its common stock issued and outstanding. All of these shares are owned by one stockholder, Jackson Roscoe Motorsports, LLC.

The Company has a Registration Statement effective under the Securities Act of 1933, as amended. The Registration Statement went effective shortly before the events of September 11, 2001. As a result, the Company's sales efforts with respect to the shares registered were put on hold. The Company has renewed its sales efforts on the terms specified in the Registration Statement.

All of the proceeds received from the sale of the Company's common stock in the Offering have been deposited into an Escrow Account with Firstar Bank, N.A. ("Firstar"). Pursuant to the terms of the Escrow Agreement with Firstar, as amended, all of the proceeds received from the sale of common stock in the Offering will remain in the Escrow Account until the Company raises a minimum of $10,000,000 in the Offering. In the event that it fails to raise a minimum of $10,000,000, all of the proceeds will be returned to the investors with interest.

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

(b)      Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended October 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 19,  2002        By: /s/  J. Roe Hitchcock
                                  ---------------------
                                  J. Roe Hitchcock
                                  Chief Executive Officer (in the capacity of
                                  Chief Financial Officer and Chief
                                  Accounting Officer),
                                  Treasurer and Director

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