Form 10KSB
period 2002-01-31
FANZ ENTERPRISES INC
filed 2002-05-15
CIK 1136427

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2002

                         Commission File No.: 333-58492

                            -----------------------

                             FANZ ENTERPRISES, INC.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                         35-2123462
-----------------------------------------        -------------------------
(State or Other Jurisdiction of                  (IRS Employer
Incorporation or Organization)                   Identification No.)

5419 Cayman Drive
Suite 100
Carmel, Indiana                                  46033
-----------------------------------------        -------------------------
(Address of Principal Executive Offices)         (Zip Code)

                                 (317) 815-1128
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

The issuer did not have revenues during the fiscal year ended January 31, 2002.

As of May 15, 2002, the issuer did not have any issued and outstanding common stock held by non-affiliates. As of May 15, 2002, 10,000,000 shares of the issuer's common stock were outstanding.

                             FANZ ENTERPRISES, INC.

                                   FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

                                      INDEX

Part I
Item 1.    Description of Business........................................................................1
Item 2.    Description of Property........................................................................7
Item 3.    Legal Proceedings..............................................................................7
Item 4.    Submission of Matters to a Vote of Security Holders............................................7

Part II
Item 5.    Market For Common Equity and Related Stockholder Matters.......................................8
Item 6.    Plan of Operation..............................................................................8
Item 7.    Financial Statements...........................................................................F-1
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........15

Part III
Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance With
           Section 16(a) of the Exchange Act..............................................................16
Item 10.   Executive Compensation.........................................................................18
Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters............................................................................19
Item 12.   Certain Relationships and Related Transactions.................................................20
Item 13.   Exhibits, List and Reports on Form 8-K.........................................................22


                                     PART I

Except as otherwise stated, the information contained in this Form 10-KSB is as of January 31, 2002, the end of the issuer's last fiscal year. Information in this Form 10-KSB contains forward-looking statements that involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the issuer to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Forward-Looking Statements" in Item 6 of this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

FanZ Enterprises, Inc. (the "Company") is a Delaware corporation that was formed on October 20, 2000 to control and manage a multi-car motorsports operation that will participate in NASCAR sanctioned events and market products associated with those teams. The Company's sole stockholder is Jackson Roscoe Motorsports, LLC ("JRM"), an entity that is majority owned by J. Roe Hitchcock and Frederick L. McDonald, two of the Company's officers and directors. The Company has filed a registration statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission ("SEC") which offers outside investors up to 2,500,000 common shares in a direct participation offering (the "Offering"). The SEC declared the Registration Statement effective on August 31, 2001. The Offering, by its original terms, expires on May 31, 2002. In the event that the Company has not raised a minimum of $10,000,000 by that date, it will seek to amend the Registration Statement to extend the Offering for an additional three months subject to federal and state approvals. In the event that the Company elects to extend the Offering, it will notify investors of such election and advise them that they have the choice of (i) leaving their investment in the escrow account, or (ii) having their investment returned to them with interest.

The Company currently has no full-time employees, has earned no revenue and is attempting to raise money, by way of the Offering referenced above, to start operations. The Company has a consulting agreement with Michael J. Wurtsbaugh, its Assistant Secretary and proposed CFO and Secretary, and has entered into an employment agreement with Michael J. Wurtsbaugh which will become effective upon the closing of the Offering. The terms and conditions of Mr. Wurtsbaugh's employment agreement are set forth in the section entitled "Executive Compensation" beginning on page 18.

It is contemplated that the Company will initially enter the Winston Cup Series with one race team and intends to have two race teams competing in NASCAR sanctioned events within one year of the closing of the Offering. It is the Company's intention to ultimately originate up to a total of five race teams that will compete in NASCAR sanctioned races, including teams in the Winston Cup, Busch Series Grand National Division ("Busch Series") and Craftsman Truck Series, depending on the amount of capital raised through the Offering.

As a start-up, the Company has no history of earnings. As of January 31, 2002, the Company had a stockholder's equity of $150,405 an accumulated deficit of $3,594,254, primarily due to a non-cash charge of $2,807,059 for stock options granted, start-up costs and expenses incurred in the development and implementation of its business plan. The Company currently does not own any of the assets necessary to establish its racing or merchandising operations.

BUSINESS OF ISSUER

Racing Strategy

The Company's racing strategy is to capitalize upon the evolution of NASCAR through a multi-team business organization. The Company believes that a more participative management structure, in which the teams of a multi-car operation are compensated and given incentives based on not only their individual performance, but also the overall team performance, could provide the Company a higher probability for success. The Company believes that multi-car race teams experience several benefits as compared to the single car teams. These benefits include:

     -    a single fabrication shop that will support all the teams;

     -    a single paint facility that will support all the teams;
     -    a reduced safety stock in terms of parts and tools per team;
     -    increased labor efficiency;
     -    less capital equipment per team;
     -    limited temporary labor during start-up;
     -    more research and development coverage;
     -    less facility costs per team; and
     -    economies of scale to justify an in-house engine program.

The Company believes that these benefits will add up to a significant savings for a multi-car race team. For example, two Winston Cup Teams that were spending $7.5 million to operate separately could save up to five percent (5%) of their operating expenses by consolidating the teams into one operation. The Company believes that capital expenditures could be reduced by 20-30% depending upon whether an in-house engine program was in place.

Furthermore, it is the Company's intent to maximize the success of its racing operations by reinvesting the majority of the profits of its racing operations back into the racing business. This reinvestment strategy will allow the Company to maximize its sponsors' return on investments and the Company's success by investing in state-of-the-art equipment and capital expenditures as well as through the recruitment and maintenance of the top personnel in all aspects of the racing operations.

To accomplish this goal, the Company will seek to hire experienced people in the motorsports business, specifically from the existing NASCAR participants, to serve as management of its racing operations. These individuals will be responsible for the day-to-day management of the racing operations in order to provide the Company's racing operations with the best opportunity to attract the top talent among drivers, crew chiefs and the Company's racing professionals. Although qualified individuals with NASCAR experience are sought after by many owners, the Company believes that its unique business opportunity will attract top quality individuals with NASCAR experience. The Company believes this strategy will provide its racing operations with the greatest opportunity for success and create the potential for becoming one of the premier motor sports operations in NASCAR.

ANTICIPATED START-UP TIMELINE: Upon completion of the Offering, the Company will need to undertake a variety of initiatives in order to successfully launch its racing operations. It is anticipated that a minimum of ninety (90) days will be required to assemble its racing operations. This process involves three primary phases:

     - the hiring of experienced crew chief(s) and racing management personnel;
     -    the hiring of the crew and the remainder of the race team; and
     -    the complete assembly and preparation of car(s) for racing.

Upon completion of the Offering, the Company's management, and other racing professionals to be hired by the Company on a consulting or full-time basis, will begin to assemble the proper personnel to staff the racing operations.

INITIAL PHASE OF RACING START-UP OPERATIONS: During the initial thirty (30) days, the Company will need to recruit a top-tier Winston Cup crew chief. By "top-tier," the Company means a crew chief that has at least five years of experience as a Winston Cup crew chief, has worked with one of the top twenty
(20) teams currently competing in the Winston Cup Series and is capable of managing all aspects of the pit crew including car set-up and design decisions. The Company initially identified several potential candidates for the crew chief position, although it has not had any significant discussions with any of these candidates. In addition to the crew chief, the Company will seek to hire several engineers who will assist in the building, testing and completion of race cars and begin its assembling of a skeleton crew of personnel which the Company has preliminarily identified through its experience and contacts in the industry.

In conjunction with the recruiting, the Company's management will also focus their efforts on acquiring key assets for the racing operations. The key assets include the selection of a car manufacturer, the ordering and procurement of a minimum of six race cars for each Winston Cup racing team, the purchase of basic tools and equipment including the outfitting of the shock room, the fabrication shop and the paint booths. The Company will focus its attention on the selection of the available race engine options during this initial period. The Company's emphasis will be to seek to procure a relationship with one of the top engine building programs for Winston Cup racing in the hopes of negotiating an acceptable engine leasing program for the first year of operations. The Company will also begin negotiations to either lease or purchase a race car transporter and will investigate the economic merits of both new and used transporters. Securing a transporter is critical to ensuring that each respective race team will have adequate transportation vehicles to transport the race cars and equipment to the testing sessions and race event locations.

It is anticipated that most of the above items will be procured initially utilizing an existing race facility in Concord, NC. JRM has entered into a non-binding letter of intent for an existing race facility to house the Company's initial start-up racing operations on a temporary basis. The Company is investigating the options for leasing additional interim and long-term space to house all of its racing equipment and race cars.

SECOND PHASE OF RACING START-UP OPERATIONS: During the next thirty (30) to sixty
(60) days, the Company's management will focus their efforts on recruiting and hiring key remaining staff members who will make up the nucleus of the initial racing operations. Specifically, the Company will interview and hire, at a minimum, five fabrication shop employees, two engineers and three mechanics who will comprise the nucleus of full-time racing shop personnel. In addition to the personnel, the Company's management will monitor the progress of the race car procurement process, finalize the details of an engine leasing or purchase program, the construction and procurement of the various equipment that is needed for the pit crew, and continue to search for and review the various facility options noted above.

FINAL PHASE OF RACING START-UP OPERATIONS: The final thirty (30) to sixty (60) days of the start-up process will see the Company's management and shop employees focus on fine tuning the various race cars, including all aspects of the cars (from chassis design, body fabrication, shock building and testing, etc.). A significant amount of time during this period will be used to focus on training and developing the crews and shop employees, assigning duties and responsibilities of the race teams and qualifying day setup. The race car transporter(s) should arrive during this period and will be equipped and stocked to ready the transport for race and testing periods. At the conclusion of the first ninety (90) to one hundred fifty (150) days following the closing of the Offering, critical decisions will be made by the Company's management as to the preparation of a testing schedule and the number, timing and location of races in which to participate during the first year of operations. While the Company anticipates that the organizational process for its racing operations will be completed during this ninety (90) day period, there can be no assurance that the Company will be fully operational at the end of such period due to unforeseen delays or complications.

COMPETITIVE POSITION: The Company's strategy of establishing a top-tier professional racing team relates to the competitive position that it hopes to achieve by acquiring the type and quality of assets and racing personnel necessary to finish annually in the top twenty (20) in points and purse winnings. A consistent top twenty (20) competitive position typically requires a multi-team racing organization with state-of-the-art equipment that is staffed with more experienced and proven racing personnel than those teams not consistently running in the top twenty (20). With the proceeds from the Offering, coupled with the sponsorship revenues the Company hopes to attract and maintain, the Company's plan is to assemble multiple teams, engine programs, fabrication shops, research and development programs and state-of-the-art equipment and facilities necessary to establish and maintain this competitive position. By successfully implementing its strategy, the Company believes this should allow it to attract and maintain qualified and experienced managers, drivers, crew chiefs and other racing personnel necessary to establish and maintain a top-tier competitive position.

The Company's initial competitive position will depend upon whether it acquires existing teams or starts its racing teams from scratch. While the type and quality of assets are important, the Company's success will be directly attributed to the racing personnel that it assembles and its ability to mold its personnel into successful teams. Having a successful team depends on how well the Company's management and the crew chief work together, the relationship between the driver and the crew chief, the success of the pit crew, the effectiveness of the motor program and the success of the shop personnel. As a result, the Company's competitiveness will be determined by its ability to evaluate and hire the personnel for the race team, including drivers, crew chiefs, engineers, and shop employees, as well as the vendors the Company chooses to supply components and parts for the race teams.

Merchandising Strategy

The Company's merchandising strategy is unique and vastly different from how most NASCAR team owners have managed and capitalized upon the merchandising opportunities that exist. The Company believes that a tremendous opportunity exists to professionally manage, market and distribute substantially all of the related merchandise for its racing operations. The Company's plan is to require the use of its merchandising operations by all of its race teams unless a driver or crew chief is already party to a merchandising contract. The Company will enter into commercially competitive contracts with its drivers and crew chiefs that will allow them to share in the merchandising revenues. The Company expects to manage merchandising operations for other competing companies/teams as an additional means to enhance revenues. The Company will seek merchandising arrangements with outside drivers, crew chiefs and their sponsors that will utilize the Company's merchandising operation as their merchandising arm. The Company will actively seek to manage and control a significant part of its merchandising opportunities directly, which should provide greater control over the quality and success of the Company's merchandising operations. However, the Company may also, on a limited basis, enter into arrangements with third parties where it is economically beneficial to do so. In order to effectively distribute and market all of the various merchandise offerings, the Company's management intends to utilize the following distribution and sales channels:

     Web Site Merchandising: The Company intends to utilize the web page of its racing operations in a "pull strategy" to offer a broad selection of merchandise to fans and other visitors to the Company's web page. By "pull strategy" the Company means that once visitors have entered its web site, the Company will seek to pull them over to the Company's merchandising site. The Company's merchandising arm will oversee the development of the electronic commerce layout and mechanics to browse, select and purchase products off the Company's home page.

     Web Cast Merchandising: The Company intends to utilize a "push strategy" in its efforts to attract and promote its merchandise utilizing a weekly series of electronic web casts from its shop floor. By "push strategy" the Company means that once visitors have entered the Company's web site, the Company will push merchandise in the form of banner ads, commercials and other promotions. It is the Company's intention that during the racing season, its merchandising operations will establish a specific time each week during the racing season in which it will offer to all stockholders free of charge and other fans for a small fee a web cast that will involve at least one team. The stockholders and fans will be able to dial into the racing operations web page and actually watch and listen to the driver, crew and team members prepare the car and it's components for the race, including a preliminary race strategy. As part of this telecast via the internet, the Company's merchandising operations will offer banner ads for its sponsors as well as promote a wide variety of team merchandise for all of its racing teams and sponsors through specially discounted prices.

     Magazine Merchandising: The Company intends to utilize a direct mail catalog to its stockholders. The catalog will offer the complete line of merchandise offerings for all of the Company's teams and sponsors, including various promotional and special offers for its stockholders. The Company also anticipates utilizing various auto racing and NASCAR-licensed magazine publications to further promote its merchandise offerings as well as its racing web page and web casts.

     Distribution Merchandising: The Company intends to market selected promotional items and merchandise through the more traditional distribution channel of specialty retailers, mass merchants and major toy and hobby stores throughout North America directly or through a wholesale distributor network.

     NASCAR-Licensed Television Merchandising: The Company intends to aggressively pursue the various network and cable auto racing and NASCAR-licensed television broadcasts throughout the racing season, as well as in the off-season, featuring the Company's teams' and their respective sponsors' merchandise and collectibles and will work closely with the Company's racing operations to utilize the various drivers and crew chiefs to gain exposure from negotiated appearances and interviews on these telecasts.

     Mobile Trackside Souvenir Trailers: The Company intends to lease and/or operate a fleet of tractor trailers that will travel to NASCAR sanctioned events and prominently display and promote each respective teams' merchandise including the driver, crew chief and sponsor's products, promotional merchandise and souvenirs. The Company also intends to utilize the mobile fleet of tractor trailers to make special merchandise promotional appearances at the various sponsor locations.

     Gift Shop: Once the Company has established a permanent facility, it is the Company's intention to have a fully stocked gift shop which will be open to the public on a regular basis, offering the complete line of merchandise and products for its racing operations, all of the respective teams and their related sponsors. The Company will actively promote and advertise the opportunity for stockholders, fans, sponsors, sponsor employees and customers and general racing enthusiasts to visit the Company's facility to see the home of the Company's teams, drivers and team members and to purchase related merchandise.

Merchandising Organization

In order to pursue the Company's merchandising operations the Company will need to hire experienced management as well as a merchandising, marketing and operations staff. The Company's merchandising operations will initially be dependent on its race teams becoming operational and obtaining sponsors for each of the teams. Upon the successful completion of the Offering, the Company will need to engage a merchandising staff to develop and market products supporting its race teams and related sponsors. The development of the Company's merchandising operations will include product development and sourcing, marketing the products and race teams through various distribution channels including trackside promotional merchandise trailers and promoting the sponsors through promotional events such as "Show Cars" which are replicas of the actual race teams' cars that are used to draw fans to a sponsor's place of business. Initially, the Company expects to engage in each of these activities on a very limited basis in connection with the promotion of the Company's own teams and estimates the expense associated with the above activities to approximate $600,000. These expenses include roughly $300,000 in first year employment expenses and roughly a $300,000 investment in the merchandising business. In the first year of operations, employment includes a President and assistant and a number of marketing managers ranging from zero in the first month to two at the end of the first twelve months. The $300,000 used to invest in the merchandising business may involve purchasing product or developing relationships with suppliers to develop the Company's product and/or hiring consultants. The Company expects to fully develop its merchandising operations during the 2003 racing season.

Merchandising Competitive Position

The competitive advantage in the Company's merchandising strategy relates to the fully-integrated approach to directly owning and controlling racing and related merchandising opportunities rather than relying upon third-party providers. This approach will allow the Company to more effectively coordinate the merchandising goals and opportunities of its race teams, drivers, crew chiefs, and their sponsors due to the Company's direct involvement in all of these operations. While the Company's strategy is to offer traditional racing-related merchandise and distribution channels, its direct approach provides the flexibility to pursue new, unique and innovative designs, products, marketing and distribution strategies that might not otherwise be available in third-party relationships. Finally, the Company's network of shareholders could provide a competitive advantage as a captive audience to purchase the merchandise of the teams that they directly own. As with the Company's racing operations, its competitive position in merchandising will depend in large part on its ability to successfully attract and maintain the best people to manage its merchandising operations.

Sponsorship Strategy

Like the Company's merchandising strategy, the Company's sponsorship strategy is different from how most NASCAR team owners have traditionally pursued sponsorship opportunities. The Company intends to develop a marketing services area that will support and coordinate marketing programs with its sponsors. Depending upon the sponsor, this group may have as many as three people per race team dedicated to maximizing sponsor exposure and return on their sponsorship investment. The employees in this group will interface directly with the sponsor to develop advertising and promotional programs. This group will also be available to develop promotions that will increase the sponsor's exposure to racing fans. The Company's plan is to hire personnel who have extensive marketing experience. The Company's management believes that the Company's network of stockholders will allow it the opportunity to offer potential sponsors a built in fan base that will support and consume the various sponsors' products and/or services. The Company believes that this gives it a competitive advantage over other teams.

Competitive Position in Attracting Sponsorship

The Company's competitive advantage in relation to sponsorship relates to three primary factors:

     - the network of shareholders and what the Company believes will represent an immediately loyal following for the sponsors that help fund the racing operations of the Company's teams;

     - the potential efficiencies and flexibility provided by direct control of racing and merchandising operations that allow the Company to assist sponsors with their merchandising opportunities; and

     - hiring a proactive and experienced management team to work closely with sponsors to develop programs necessary to activate the sponsorship and maximize the sponsors' return on investment, rather than relying solely upon third-party brokers that the Company does not control.

Given similar race results, the additional benefits of access to the shareholder base should provide a competitive advantage for the Company's sponsors versus competing race teams that do not offer such a network of stockholders.

Web Site Operations

The Company intends to oversee the development of a centralized web site for both its racing and merchandising operations. The web site will be utilized as a strategic tool to promote the Company's teams and sponsors as well as links to personal web pages for all of the Company's drivers, crew chiefs and team managers. In addition, the web site will be utilized as a critical part of the Company's electronic commerce focus to advertise, sell and promote all of its merchandise, promotional items and souvenirs. The Company anticipates that the web page will contain a chat room that will offer users the ability to communicate with one of the drivers, crew chiefs, crewmembers, team owners or other racing personnel on a daily basis for a designated hour of each day. It is the Company's intention that a number of its personnel will participate in the chat room, and a monthly schedule will be available on the web page to allow stockholders, fans and general racing enthusiasts to participate in the chat room of their choice. We anticipate that a series of electronic web casts will be made from the Company's shop floor each week during the racing season and broadcast via the Internet. The Company will establish a specific time each week during the racing season in which the Company will offer to all interested fans and racing enthusiasts a web cast that will involve at least one of its teams, as its driver and crew chief go through the pre-race preparation for the respective week's race. It is the Company's intention that the fan(s) will have the ability to dial into the Company's web page and actually watch and listen to the driver, crew and team members prepare the car and its components for the race, including a preliminary race strategy. A complete listing of racing information, news, race facts and human interest stories will be available at all times on the web page to afford stockholders and fans the most access to all of the Company's drivers, crew chiefs, and racing personnel and their families.

ITEM 2.  DESCRIPTION OF PROPERTY

JRM has entered into a non-binding letter of intent to lease a race shop and racing equipment in the greater Charlotte area contingent upon the successful subscription for the minimum amount of shares in the Offering. Upon the closing of the Offering, the letter of intent will be assigned to the Company and the Company will negotiate to enter into a lease for the race facility. The annual gross rent under this letter of intent is $60,000 for the approximately 6,000 square foot facility and existing tools and equipment. The letter of intent terms are believed to be at or below market rates for the same or similar facilities and equipment. The facility is located in Concord, North Carolina. The facility is believed to be adequate to allow the Company to establish its initial racing operations, but the Company believes that it will need additional interim space to house all of its racing operations. It is not anticipated that additional space will be difficult to secure given the vast amount of race shops that exist in the greater Charlotte area. The Company will lease office space for its executive management and merchandising operations in the greater Charlotte area until a permanent facility is located. It is the Company's intention to relocate into a single facility or develop a "campus" of multiple facilities in close proximity to one another that will house all of its racing and merchandising operations including space for its executive management, once its business plan has been successfully implemented.

This facility is envisioned to house corporate retreats for the sponsors and fans and will contain, among other things, an observation deck overseeing all of the racing operations shop floor, a theater area which can be utilized by the Company's racing teams and for presentations by the Company's sponsors, a dining area that can be utilized to entertain existing and prospective sponsors and their customers and employees, a gift shop offering the latest merchandising products and souvenirs, a company-wide health and fitness facility for the drivers, crew and other employees, and eventually a racing museum housing the Company's key assets.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company, nor any of its subsidiaries, are parties to any pending legal proceeding or litigation. None of the Company's properties are the subject of a pending legal proceeding, nor is the Company aware of any proceedings, or contemplated proceedings, by a governmental authority against the Company. No director, officer or affiliate of the Company, or owner of record or beneficially of more than five percent (5%) of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any pending legal proceeding or litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's most recent fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company is currently in the process of offering up to 2,500,000 shares of its common stock to the public pursuant to the Company's Registration Statement which was declared effective by the SEC on August 31, 2001. The Offering will not close, and sales will not be consummated, until the Company raises a minimum of $10,000,000 in the Offering. No established public trading market currently exists for the Company's securities. The Company has 10,000,000 shares of its common stock issued and outstanding. All of these shares are owned by JRM. To date, no dividends have been declared on the Company's common stock.

As a result of the terrorist attacks on September 11, 2001, the Company's sales efforts with respect to the registered shares were put on hold. The Company has renewed its sales efforts on the terms specified in the Registration Statement.

All of the proceeds received from subscriptions for the common stock in the Offering have been deposited into an escrow account (the "Escrow Account") with Firstar Bank, N.A. ("Firstar"). Pursuant to the terms of the escrow agreement with Firstar, as amended (the "Escrow Agreement"), all of the proceeds received from the sale of common stock in the Offering will remain in the Escrow Account until the Company raises a minimum of $10,000,000 in the Offering. In the event that the Company fails to raise a minimum of $10,000,000, all of the proceeds will be returned to the investors with interest.

The Offering, by its original terms, expires on May 31, 2002. In the event that the Company has not raised a minimum of $10,000,000 by that date, it will seek to amend the Registration Statement to extend the Offering for an additional three months subject to federal and state approvals. In the event that the Company elects to extend the Offering, it will notify investors of such election and advise them that they have the choice of (i) leaving their investment in the Escrow Account, or (ii) having their investment returned to them with interest.

On November 15, 2000, the Company issued 100 shares of its common stock to JRM for total consideration of $100. On December 18, 2000, JRM contributed an additional $50,000 to the capital of the Company for its shares of common stock. On February 12, 2001, JRM contributed an additional $50,000 to the capital of the Company in the form of a $450,000 demand Note (the "Demand Note"). On February 23, 2001, in exchange for $400,000 in consideration in the form of the remainder of the Demand Note, the Company issued 10,000 shares of its preferred stock to JRM. The Demand Note has been paid in full in cash. Both issuances were private transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption found in Section 4(2) of the Securities Act. On February 23, 2001, the Company increased the authorized number of its common shares to 20,000,000. On May 15, 2001, the Company authorized a 100,000 for 1 common stock split pursuant to which the Company's sole shareholder received 100,000 shares of the Company's common stock for every one share of common stock owned. This split was also exempt from the registration requirements of the Securities Act.

ITEM 6.  PLAN OF OPERATION

Results of Operations

For the fiscal year ended January 31, 2002, the Company recorded an operating loss of $3,529,279. For the period from October 20, 2000 (date of inception) through January 31, 2002, cumulative losses totaled $3,594,254. This deficit is largely attributable to a non-cash charge of $2,807,059 for stock options granted, with the remainder attributed to start-up expenses and costs related to the development and implementation of the Company's business plan. As a result of the options granted, the Company expects to incur approximately $992,860 of non-cash compensation expenses in future periods. It is expected that future amounts will be recognized over the four year period from the grant date. The fair value approach to the valuation of these options requires that the unvested shares be "marked to market" at the end of each reporting period. As such, if the fair value of the options changes in the future, then related current and future non-cash compensation expenses will change accordingly. The Company did not generate any revenue during this period. Further, there can be no assurance that the Company will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses and non-cash charges associated with stock options granted. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

Capital Expenditures

From January 31, 2001 through January 31, 2002, the Company expended $13,000 on capital expenditures related to web site development costs. As part of the business plan, the Company plans on starting with one Winston Cup team and intends to have two professional motorsports race teams competing in NASCAR sanctioned events within one year of the closing of the Offering. A minimum of $4.5 million in capital expenditures will be required for tools, racing equipment, motors, race cars and other equipment and the personnel costs to recruit and employ the necessary racing personnel to effectively establish these teams. These costs will be incurred in the first three months after the proceeds from the Offering are received. The anticipated capital expenditure budget may be reduced if the Company is successful in attracting sponsorship monies for the teams.

Expenditures Related to Facilities

The Company expended no amounts on facilities for the fiscal year ended January 31, 2002. The Company's overall strategy in regards to real estate and facilities is controlled growth with flexibility to expand as its operations develop in order to address sponsor goals, maintain control over its operations and foster the sharing of information amongst its organizations.

                                                                                        BASE RENT
ENTITY                     TYPE OF SPACE                                                PER SQ. FT.
----------------------------------------------------------------------------------------------------

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

As a start-up organization, the Company's initial goals are to attempt to lease space with maximum flexibility until such time that constructing its own facilities can be strategically and financially justified. This strategy will allow the Company to commence its racing operations, procure sponsorship and begin racing. JRM currently has a letter of intent for a 6,000-square foot racing facility and racing equipment in order to house the initial start-up phase of its racing operations. The Company's strategy is to procure additional leased space as teams are formed, with space requirements ranging from a minimum of 60,000 square feet, in the event the Company forms one to two teams, up to approximately 200,000 square feet, in the event the Company forms five race teams. Likewise, merchandising facilities will be dependent upon the number of teams that the Company ultimately fields. With limited merchandising projected in the Company's first year of operation, it is anticipated that space can be shared or subleased. Merchandising space requirements are general purpose warehouse/distribution space and are estimated to range from 5,000 to 50,000 square feet of space depending upon the number of racing teams the Company's merchandising operations will be servicing. As the Company procures sponsorships and forms and stabilizes its operations, it will consider designing and building its own facilities. The assumptions for space are as follows:

                                    APPROXIMATE PER TEAM SPACE
                                    REQUIREMENTS (SQUARE FEET)
                                    -------------------------
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

Capital Resources and Liquidity

On January 31, 2002, the Company had total assets of $194,029 and stockholder's equity of $150,405 in comparison to total assets of $146,035 and a stockholder's deficit of $14,875 on January 31, 2001. Subsequent to January 31, 2001, the Company raised an additional $450,000 in equity through the combination of issuance of $400,000 of preferred stock and additional capital of $50,000 contributed by JRM with respect to its common stock, to fund additional expenses related to the Offering. The $450,000 was contributed in the form of the Demand Note, that has been satisfied in cash.

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

On January 1, 2001, the Company entered into an agreement with Stillwater Capital Advisors, LLC, a Delaware limited liability company, for consulting services including, among other things, preparation and development of the Company's business plan, development of a sophisticated financial model, identifying key personnel and negotiating with a broker/dealer, accountants and attorneys. J. Roe Hitchcock, the Company's Chief Executive Officer, Treasurer and a director of the Company, and Frederick L. McDonald, II, the Company's President and also a director of the Company, are the sole members of Stillwater Capital Advisors, LLC. Under the agreement, consulting services were to be provided to the Company for a period of twelve (12) months at a flat fee of $500,000 to be paid in one lump sum payment. The $500,000 consulting fee was not due and payable until the Company had achieved profitability as demonstrated by an annual audited financial statement reflecting net profit for that fiscal year. The Company believes that the terms of the consulting agreement are as favorable to it as those generally available from unaffiliated third parties. However, in an effort to expedite the registration process, the Company decided to rescind the agreement and on August 20, 2001 it entered into a Rescission and Mutual Release Agreement with Stillwater Capital Advisors, LLC pursuant to which the consulting agreement was rescinded and the Company is not obligated to pay any portion of the consulting fee. As a result, the amount accrued as of that date, $437,500, was reversed and contributed to capital in the third quarter ending October 31, 2001.

FANZ RACING-TEAM START-UP COSTS

The racing operations will require an initial start-up budget of approximately $3.5 million to form each Winston Cup team and approximately $1.2 million to form each Busch Series team. The initial start-up budgets reflect costs estimated to assemble the required personnel and equipment in order to be "race ready," and be in a position to attempt to qualify for a race. The detail of the budgets for each respective team is set forth below.

ESTIMATED WINSTON CUP START-UP BUDGET (PER TEAM)

EXPENSE CATEGORY                                                 AMOUNT

Personnel Payroll (1)                                          $775,000
Motor Program (2)                                               750,000
Parts (3)                                                       225,000
Facility Rent (Race/Fab Shop) (4)                               150,000
10 Winston Cup Cars (5)                                       1,000,000
NASCAR Fees (6)                                                  35,000
Insurance (7)                                                    50,000
Utilities (8)                                                    50,000
Shop Equipment (9)                                              250,000
Research & Development (10)                                     200,000
Miscellaneous (Supplies/Maintenance) (11)                        50,000
                                                                 ------

Total Cash Outlays Start-Up                                  $3,535,000
                                                             ==========

NOTES

(1) The Personnel Payroll includes the annual salary and bonus for the Crew Chief, Car Chief, Shop Foreman, Paint & Body Specialists, Tire Specialist, Gear & Transmission Specialist and Fabricators.
(2) Motor program expenditures are between $1.1 million and $2.5 million per annum. This reflects a down payment so that the team can start utilizing the motors in the testing program at various tracks.
(3) Includes initial Tires & Wheels, Suspension & Brakes, Paint & Decals and Gears & Transmissions and other components necessary to get the team started.
(4) Assumes a 40,000 sq. ft. facility. This amount will cover up front rental expenses, some tenant expenses and the first several months of occupancy expenses.
(5) Generally, a Winston Cup Team has anywhere from 10 - 15 cars at a time. Assumes 10 cars will allow the team to start testing at various tracks and racing the full season.
(6)  Entry fees for at least 75% of the first year NASCAR season.
(7)  Insurance for the first six months.
(8)  Utilities for the first six months.
(9)  The Shop Equipment that will be purchased will start the operation.
(10) Includes the initial testing at various tracks, Wind Tunnel Testing and engine and set up development.
(11) Miscellaneous includes the initial supplies and any maintenance that would be required.

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

While the Company believes that the minimum proceeds from the Offering, together with sponsorship funds of at least $2.5 million per team, will be sufficient to satisfy its cash requirements during the twelve (12) months following the consummation of the Offering, the foregoing budgets could be scaled back somewhat by reducing the number of cars purchased per team, among other things, in the event that only the minimum ($10,000,000) is raised in the Offering and sponsorship funds are unavailable. Upon closing of the Offering, it is the Company's intention to start with at least one team competing in the Winston Cup series for which the Company will seek sponsors to defray the costs of starting and operating this team. Initially, it may be difficult for the Company to attract sponsors in light of the fact that it has no racing or merchandising operations. This team could begin racing on a limited schedule at select venues with or without a primary sponsor as a means of attracting a sponsor. The Company will phase in additional teams as its budget and sponsorships will allow with an aggressive campaign for sponsorship of the 2003 racing season with the intention of having at least two teams racing in NASCAR sanctioned events within one year of the closing of the Offering.

FANZ FIRST-YEAR EXPENSES

In addition to racing start-up costs, the Company will need to hire corporate staff to provide centralized human resources, accounting, bookkeeping, travel, administrative assistance and other general corporate services. The Company expects to have a Chief Executive Officer, President, Chief Financial Officer, Director of Finance and a number of assistants ranging from zero in the first month to three in the twelfth month. The Company's first year expenses include the start-up of a Winston Cup and Busch Series team (previously presented in the estimated Winston Cup and Busch Series start-up budgets set forth above) and overhead expenses in the amounts set forth below:

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
                                                            -----------
                                                            $10,229,000

NOTES:

(1) The Employment Expense is for the entire racing staff of the Busch Series and Winston Cup teams (at the end of the first year that represents 20 people and two drivers). The driver compensation assumes a share of the race purse winnings. The race purse winnings assume that the Company will participate and qualify in most of the races in each schedule.
(2) Represents the amortization of the capital expenditures. The engines and cars are assumed to have relatively short valuable lives (2 years) while the shock dynamometers have relatively long lives (15 years). No distinction is made for whether an item is leased or capitalized.
(3) Parts includes: Tires & Wheels, Gears & Transmissions, and Raw Materials & Sheet Metal.
(4) Repairs & Maintenance represent the operating expenses related to maintaining the equipment and the cars and motors.
(5)  Utilities includes waste & garbage disposal.

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

                           FORWARD LOOKING STATEMENTS

Forward looking statements in this Form 10-KSB, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. These factors include, among others, the following: the Company's business strategy; unknown liabilities; availability of qualified personnel; ability to manage growth; changes in technology; future government regulations; ability to obtain additional financing; and other factors described in this Form 10-KSB or in other of the Company's filings with the SEC. The Company is under no obligation, to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.  FINANCIAL STATEMENTS

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants........................................................................F-2

Balance Sheets as of January 31, 2001 and 2002..................................................................F-3

Statements of Loss for the Year Ended January 31, 2002 and the Periods from October 20, 2000 (inception) to
January 31, 2001 and 2002.......................................................................................F-4

Statements of Stockholder's Equity (Deficit) for the Period from October 20, 2000 (inception) to
January 31, 2002................................................................................................F-5

Statements of Cash Flow for the twelve months ended January 31, 2002 and the Periods from October 20, 2000
(inception) to January 31, 2001 and 2002........................................................................F-6

Summary of Significant Accounting Policies......................................................................F-7

Notes to Financial Statements..................................................................................F-10


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
FanZ Enterprises, Inc.

We have audited the accompanying balance sheets of FanZ Enterprises, Inc. (a development stage company) as of January 31, 2002 and 2001, and the related statements of losses and cash flows for the year ended January 31, 2002 and for the period from October 20, 2000 (inception) to January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FanZ Enterprises, Inc. as of January 31, 2002 and 2001, and the results of its operations and cash flows for the three years ended January 31, 2002 and for the period from October 20, 2000 (inception) to January 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's dependence on raising equity, its lack of working capital and income sources as well as inherent risks associated with a start-up business raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ BDO Seidman LLP


Atlanta, Georgia
May 14, 2002

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY
                                 BALANCE SHEETS

                                                                    January 31,           January 31,
                                                                        2002                  2001
                                                                 ------------------   -----------------
                            Assets
CURRENT:
   Cash                                                              $      (177)          $    50,100
   Advance to parent............................................           2,500                     -
   Deferred offering costs......................................         177,746                95,935
   Deposit......................................................             960                     -
                                                                 ---------------       ---------------

TOTAL CURRENT ASSETS............................................         181,029               146,035
                                                                     -----------           -----------

WEBSITE DEVELOPMENT COSTS.......................................          13,000                     -
                                                                    ------------          ------------
                                                                    $    194,029          $    146,035
                                                                    ============          ============

        Liabilities and Stockholder's Equity (Deficit)

CURRENT:
   Accrued Expenses.............................................    $     43,624          $    160,910
                                                                     -----------          ------------


TOTAL LIABILITIES...............................................          43,624               160,910
                                                                     -----------           -----------

COMMITMENTS

STOCKHOLDER'S EQUITY (DEFICIT)
   Preferred stock, $.01 par value - 10,000 shares authorized,
     10,000 shares issued and outstanding.......................             100                     -
   Common stock, $.01 par value - 20,000,000 shares authorized;
     10,000,000 issued and outstanding (Note 4).................         100,000               100,000
   Additional paid-in capital...................................       3,644,559               (49,900)
   Accumulated deficit during the development stage.............      (3,594,254)              (64,975)
                                                                    -------------         ------------

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)............................         150,405               (14,875)
                                                                    ------------          ------------

                                                                    $    194,029          $    146,035
                                                                    ============          ============


See accompanying summary of significant accounting polices and notes to financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY
                               STATEMENTS OF LOSS

                                                                                       Period from October    Period from October
                                                                                             20, 2000               20, 2000
                                                                 Year ended              (inception) to         (inception) to
                                                              January 31, 2002          January 31, 2001       January 31, 2002
                                                              ----------------          ----------------       ----------------

Revenues....................................................      $            -            $            -        $            -

Selling, general and administrative expenses -
   (including non-cash compensation expense of $2,807,059,
   $0 and $2,807,059, respectively)...........................         3,529,279                    64,975             3,594,254
                                                              ------------------             -------------         -------------

Net loss....................................................      $   (3,529,279)           $      (64,975)       $   (3,594,254)
                                                                  ===============           ==============        ===============

Basic and diluted loss per common share (Note 4)............      $        (0.35)           $        (0.01)
                                                                  ================          ==============

Basic and diluted weighted average common shares
   Outstanding (Note 4).....................................          10,000,000                10,000,000
                                                                  ================          ==============



See accompanying summary of significant accounting polices and notes to financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
          PERIOD FROM OCTOBER 20, 2000 (INCEPTION) TO JANUARY 31, 2002

                                                                                                    Accumulated
                                                                                                      Deficit
                                Common Stock               Preferred Stock          Additional      During the
                         --------------------------- ----------------------------    Paid-in        Development
                            Shares        Amount        Shares         Amount        Capital           Stage           Total
                         ------------- ------------- -------------- -------------  ------------- ------------------ -------------
BALANCE AT
   OCTOBER 20, 2000                -     $        -             -      $      -      $       -       $        -        $       -

   Net loss                        -              -             -             -              -          (64,975)         (64,975)

   Issuance of common
     Stock                       100              1             -             -             99                -              100

   Capital contribution            -              -             -             -         50,000                -           50,000

   100,000 for 1 stock
     split (Note 4)         9,999,900        99,999             -             -        (99,999)               -                -
                           ----------    ----------     ---------      --------      ---------      -----------       ----------

BALANCE AT
   JANUARY 31, 2001        10,000,000       100,000             -             -        (49,900)         (64,975)         (14,875)

   Net loss                        -              -             -             -              -       (3,529,279)      (3,529,279)

   Stock option grant              -              -             -             -      2,807,059                -        2,807,059

   Additional capital
     Contribution for
     Previously issued
     common stock                  -              -             -             -         50,000                -           50,000

 Capital Contribution-
      (Conversion of
    obligation, Note 5)            -              -             -             -        437,500                -          437,500

   Issuance of preferred
    Stock                          -              -        10,000           100        399,900                -          400,000
                           ---------     ----------     ---------      --------      ---------      -----------       ----------

BALANCE AT
  JANUARY 31, 2002

                          10,000,000      $ 100,000        10,000      $    100     $3,644,559      $(3,594,254)      $  150,405
                         ========================================================================================================








See accompanying summary of significant accounting polices and notes to financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOW

                                                                                   Period from          Period from
                                                           Twelve months         October 20, 2000     October 20, 2000
                                                               Ended              (inception) to       (inception) to
                                                          January 31, 2002       January 31, 2001     January 31, 2002
                                                          ----------------       ----------------     ----------------

OPERATING ACTIVITIES
   Net income (loss)....................................  $  (3,529,279)         $        (64,975)    $     (3,594,254)
   Adjustment to reconcile net loss to cash used
   in Operating activities:
     Non-cash compensation expense......................      2,807,059                         -            2,807,059
     Other non-cash expense.............................        437,500                         -              437,500
       Change in current assets and liabilities:
         Deposit........................................           (960)                        -                 (960)

         Advance to parent..............................         (2,500)                        -               (2,500)
         Deferred offering costs........................        (81,810)                  (95,935)            (177,745)
         Accrued expenses...............................       (117,287)                  160,910               43,623
                                                          -------------          ----------------     ----------------

NET CASH USED IN OPERATING ACTIVITIES                          (487,277)                        -             (487,277)
                                                          -------------          ----------------     ----------------

INVESTING ACTIVITY
   Web site development costs...........................        (13,000)                        -              (13,000)
                                                          -------------          ----------------     ----------------

FINANCING ACTIVITY
    Proceeds from the issuance of stock.................        450,000                    50,100              500,100
                                                          -------------          ----------------     ----------------

NET INCREASE (DECREASE) IN CASH.........................        (50,277)                   50,100                 (177)

CASH, BEGINNING OF PERIOD...............................         50,100                         -                    -
                                                          -------------          ----------------     ----------------

CASH, END OF PERIOD.....................................  $       (177)          $         50,100     $           (177)
                                                          =============          ================     ================





See accompanying summary of significant accounting polices and notes to financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



ORGANIZATION AND BUSINESS

Fanz Enterprises, Inc. (a development stage company) is a Delaware corporation which was formed on October 20, 2000 for the purpose of controlling and managing a multi-car professional motorsports operation that will participate in NASCAR sanctioned events. The Company has selected a January 31st year-end. The Company has two wholly-owned subsidiaries, also development stage companies. Fanz Racing, Inc. will own and manage the racing operations while Fanz Merchandising, Inc. will own, manage, market and distribute all of the related merchandise for the racing operations. As of January 31, 2002, all material intercompany accounts were eliminated.

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

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES

Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities. Deferred tax assets of approximately $1,415,000 related primarily to net operating losses and non-deductible accruals have been offset by a valuation reserve since the utilization of this asset cannot be assured.

LOSS PER SHARE

Basic and diluted loss per common share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the effects of potentially dilutive common shares. Diluted net loss per common share gives effect to all potentially dilutive common shares outstanding during a period. There were no potentially dilutive common shares outstanding on January 31, 2002, thus basic and dilutive loss per common share are the same for the periods presented.

WEB SITE DEVELOPMENT COSTS

During the year ended January 31, 2002, the Company began development of its web site which will be utilized to promote the Company's racing and merchandising operations. During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-2, Accounting for Web Site Development Costs. This EITF specifies how an entity should account for costs incurred to develop a web site.

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

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


In accordance with the above policy, the Company has capitalized $13,000 in web site development costs for the year ended January 31, 2002.

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

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. Since its inception on October 20, 2000, the Company has been involved in organizational activities. The Company's ultimate ability to attain profitable operations is dependent upon its obtaining adequate capitalization to complete its development activities and implementation of its business plan. The Company filed a registration statement on Form SB-2 (the "Registration Statement") with the SEC which offers outside investors up to 2,500,000 common shares in a direct participation offering (the "Offering"). The SEC declared the Registration Statement effective on August 31, 2001. Monies raised from the Offering will be held in escrow until a minimum of 1,000,000 shares are sold. There can be no assurances as to what the ultimate net proceeds from the Offering might be. The Offering, by its original terms, expires on May 31, 2002. In the event that the Company has not sold a minimum of 1,000,000 shares of its common stock by that date, the Company will seek to amend the Registration Statement to extend the Offering for an additional three months subject to federal and state approvals. In the event that the Company elects to extend the Offering, it will notify investors of such election and advise them that they have the choice of (i) leaving their investment in the escrow account, or (ii) having their investment returned to them with interest.

As a result of the foregoing, these circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. DEFERRED OFFERING COSTS

Deferred offering costs consist of professional, registration and filing fees incurred through January 31, 2002 that are directly related to the Offering described more fully in Note 4. If the Offering is successful, these costs will be offset against the proceeds in stockholders' equity. If the Offering is not successful, these costs will be expensed in full upon that determination.

3. ACCRUED EXPENSES

Accrued expenses as of January 31, 2002 primarily consist of professional fees. Accrued expenses as of January 31, 2001 consisted of consulting services of $62,500 and professional fees of $98,410.

4. STOCKHOLDER'S EQUITY (DEFICIT)

ISSUANCE OF COMMON STOCK

On October 20, 2000, the Company issued 100 shares of its $.01 par value stock to Jackson Roscoe Motorsports, LLC (the "sole stockholder" or the "parent"). J. Roe Hitchcock and Frederick L. McDonald, two officers and directors of the Company, own a majority of the sole stockholder. As consideration for the shares issued, the Company received $1 per share. On December 18, 2000, the Company received additional consideration for these shares in the amount of $50,000. During the three months ended April 30, 2001, the Company received another $50,000 capital contribution from its sole stockholder in the form of a $450,000 note receivable, $50,000 of which related to this capital contribution and the remainder of which related to issuance of preferred stock. This portion of the Note was satisfied in cash on February 16, 2001.

The Company increased its authorization of common stock to 20,000,000 shares and affected a 100,000 to 1 split on May 15, 2001. All share and per share data have been retroactively adjusted to reflect this split.

PREFERRED STOCK

During the year ended January 31, 2002, the Company authorized and issued to its sole stockholder ten thousand (10,000) shares of 10% Cumulative Preferred Stock (the "Preferred Stock") at $40.00 per share. The par value was $0.01 per share. The parent, as holder of the shares, is entitled to receive, at the discretion of the independent Board of Directors, cumulative dividends at the annual rate of 10% ($4.00 maximum) per share, in priority over any dividends payable upon any of the Common Stock. As consideration, the Company received a $450,000 note receivable from the sole stockholder, $400,000 of which served as consideration for the Preferred Stock while the remainder related to an additional capital contribution in regards to common stock previously issued. This note was satisfied in cash in a series of payments beginning on February 16, 2001 and ending June 14, 2001.

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

5. RELATED PARTY TRANSACTION

Effective January 1, 2001, the Company entered into a 12-month agreement for consulting services with Stillwater Capital Advisors, LLC, a company wholly-owned by the members of the parent company. The amount accrued at July 31, 2001 under this agreement was $437,500 and the Company believed the terms of this agreement to be at arm's length. This agreement was decreased from $750,000 to $500,000 in July, 2001 and ultimately was cancelled in its entirety on August 20, 2001. The unpaid accrual as of this date of $437,500 was reversed and contributed to capital during the three months ending October 31, 2001. See Notes 4, 6 and 7 for description of additional related party transactions.

6. COMMITMENTS

During the year ended January 31, 2002, JRM entered into a letter of intent to lease land and property to be used as its principal place of business for annual rent of approximately $60,000 under a lease term of one year with an option to renew at the same rate for three consecutive periods of one year each. The commencement of this lease is contingent upon the Company's closing of the Offering.

The Company has oral agreements with third party service providers such that if the Offering is successful, additional fees of $170,000 will be remitted. Of these additional fees, $120,000 would be due to the Company's legal counsel. It is possible that additional fees to counsel beyond this amount will be negotiated upon the close of a successful Offering, but such fees cannot be estimated at this time.

7. STOCK OPTIONS

During the year ended January 31, 2002, the Company adopted two stock option plans: the 2001 Stock Option Plan (the "Plan") and the 2001 Non-Employee Director Stock Option Plan (the "Non-Employee Plan"). Under the terms of the Plan, a maximum of 9% of the number of outstanding shares of the Company's Common Stock, after giving effect to the close of the Offering, may be granted to its officers, key employees and consultants. Options granted under this Plan may be (a) Incentive Stock Options, (b) Non-Qualified Stock Options or (c) a combination of the foregoing. No Incentive Stock Options may be granted to a person who is not an employee. The option price per share of any stock option granted under the Plan shall not be less than the fair market value of the Common Stock at the date of the grant. In the case of an Incentive Stock Option grant, the option price per share shall not be less than 110% of the fair market value of the shares at the date of grant should that employee hold more than 10% of the total combined voting power of all classes of stock of the Company, its parent or subsidiaries at the grant date. The options shall be exercisable for a term of not more than five years.

Under the terms of the Non-Employee Plan, options may be granted equal to a maximum of 1% of the number of outstanding shares of the Company's Common Stock, after giving effect to the close of the Offering. The option price shall be the fair market value at the date of grant, and shall be exercisable for a term of not more than five years.

During the year ended January 31, 2002, the Company granted 500,000 options to a consultant, expected to become the Company's Chief Financial Officer, at an exercise price of $3.00 per share of which 250,000 vest on the grant date and the remaining vest over a four year period commencing on the first anniversary of the grant date. In accordance with FAS 123 and related interpretations, compensation expense for the fair value of these options will be recognized over the period in which these options are earned. The fair value approach for valuing stock options was determined using the Black-Scholes option pricing model given the following assumptions: risk free interest rate of 5.53%; expected option life of 4 years; and no dividend yield or volatility. Assuming a fair market value of $10 per share (the selling price of shares in the Offering), the Company, therefore, incurred $2,807,059 of non-cash compensation expense during the year ended January 31, 2002 and is expected to incur approximately $992,860 in future periods. It is expected that future amounts will be recognized over the four-year period from the grant date. The fair value approach to the valuation of these options requires that the unvested shares be "marked to market" at the end of each reporting period. As such, if the fair value of the options change in the future, then related current and future non-cash compensation expense will change accordingly. When and if the consultant becomes an employee, a new measurement date will be required resulting in a remeasurement of the value of the unearned options using the intrinsic value method. This grant is separate and distinct from either of the stock option plans described above.

8. EMPLOYMENT AGREEMENTS

The Company and its parent are committed to an employment agreement and certain consulting contracts to multiple key individuals. All were executed during the year ended January 31, 2002 and the employment agreement requires the close of the Offering to become effective.

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

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                             First         Second        Third         Fourth
                            Quarter        Quarter      Quarter       Quarter
--------------------------------------------------------------------------------
Fiscal 2002

   Revenue                $       --      $       --    $      --     $      --
   Operating Expenses      2,343,130         592,621      303,984       289,544
   Net Loss               (2,343,130)       (592,621)    (303,984)     (289,544)
   Loss Per Share
       -basic and diluted      (0.23)          (0.06)       (0.03)        (0.03)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of the Company's Directors and Executive Officers:

   Name                        Age     Position
   ----                        ---     --------

   J. Roe Hitchcock            40      Chief Executive Officer, Treasurer and
                                       Director
   Frederick L. McDonald II    35      President and Director

   Michael J. Wurtsbaugh       40      Assistant Secretary


J. Roe Hitchcock. Mr. Hitchcock has served as an officer and director of the Company since its inception on October 20, 2000. He is currently a Member of JRM and Stillwater Capital Advisors, LLC, a financial consulting firm. Prior to founding JRM in October 2000, Mr. Hitchcock co-founded Cornerstone Equity Partners, LLC in May 2000, a private equity partnership specializing in making controlling equity investments in various manufacturing and distribution businesses. Prior to founding Cornerstone, Mr. Hitchcock, during 1998, was an investment executive with Questor Partners Fund, a $1.2 billion private equity fund, founded by Jay Alix and Dan Lufkin, focused on making controlling equity investments in operationally and/or financially challenged companies with revenues of $100 million to $2 billion. Prior to serving with Questor, Mr. Hitchcock served from 1994 to 1997 as the Chief Executive Officer of Education Galore, Inc., an educational retail business. Prior to Education Galore, Mr. Hitchcock, from 1990 to 1993, served as an investment executive with the Oxford Investment Group, a private equity investment firm making controlling equity investments. Prior to the Oxford Investment Group, Mr. Hitchcock served as a Senior Accountant with Arthur Andersen from 1984 to 1988. Mr. Hitchcock holds an MBA from the Harvard Graduate School of Business Administration and a B.S. in Finance and Accounting from Indiana University where he graduated Summa Cum Laude. Mr. Hitchcock is also a Certified Public Accountant.

Frederick L. McDonald II. Mr. McDonald has served as an officer and director of the Company since its inception on October 20, 2000. He is currently a Member of JRM, and Stillwater Capital Advisors, LLC, a financial consulting firm. Prior to founding JRM in October 2000, Mr. McDonald co-founded Cornerstone Equity Partners, LLC in May 2000. Prior to founding Cornerstone, Mr. McDonald was, from 1995 to 2000, an investment executive with Questor Partners Fund, a $1.2 billion private equity fund founded by Jay Alix and Dan Lufkin, focused on making controlling equity investments in operationally and/or financially challenged companies with revenues of $100 million to $2 billion. While at Questor, Mr. McDonald served for a five month period during 1996 as Schwinn's interim executive management, until permanent executive management was hired. Prior to Questor, Mr. McDonald operated from 1991 to 1994 a management and operations consulting firm, Arcana, Inc., which specialized in operational efficiency studies and strategy development initiatives for middle market companies. Prior to Arcana, Mr. McDonald served from 1988 to 1991 as an investment-banking executive and was a federally licensed broker with Edward Jones & Co. Mr. McDonald has served on the board of directors of approximately ten privately held companies. Mr. McDonald holds an MBA/JD from the University of Michigan with distinction and a B.A. in Banking and Finance from Morehouse College where he graduated with departmental honors.

Michael J. Wurtsbaugh. Mr. Wurtsbaugh is currently serving as a consultant and Assistant Secretary to the Company and has agreed to serve as the Company's Chief Financial Officer, Secretary and Director upon the closing of the Offering. Mr. Wurtsbaugh has served since 1997 as Vice-President of Finance and Acquisitions and Chief Investment Officer for the Medve Group, Inc., a St. Louis, Missouri-based private investment company and fully integrated developer-owner-manager of commercial real estate on a national basis. Prior to joining the Medve Group (from 1993 to 1997), Mr. Wurtsbaugh was Vice-President/Sr. Relationship Manager for Mercantile Bank of St. Louis, National Association, in St. Louis, Missouri. Prior to Mercantile (1986-1993), Mr. Wurtsbaugh was in commercial banking for regional commercial banks in the Chicago, Illinois metro market and was a bank liquidation specialist for the Federal Deposit Insurance Corporation ("FDIC"). Mr. Wurtsbaugh earned an MBA from the Graduate School of Business, Eastern Illinois University, Charleston, Illinois and a B.S. in Finance, with a concentration in Accounting, from Indiana University, School of Business, Bloomington, Indiana.

In addition to Messrs. Hitchcock, McDonald and Wurtsbaugh, the following individuals have agreed to serve on the Company's Board of Directors following the completion of the Offering: Mr. Walter B. Bowden, Mr. Arnold Busse, Mr. Anthony J. Carbone and Mr. Eugene L. McKenzie. The Company will establish an Audit Committee after completion of the Offering to be comprised of at least two independent members of the Board of Directors.

Walter B. Bowden. Mr. Bowden is currently the President and CEO of DBT Holding Company, a bank holding company. Prior to joining DBT Holding Company, Mr. Bowden served as the Vice President and Chief Financial Officer of Donald L. Moore, Jr., Inc., a construction company. During this period from 1988-1995, Mr. Bowden was charged with management duties and served as the primary marketing person for Donald L. Moore, Jr., Inc. From 1984 to 1988, Mr. Bowden served as the President of Bank South of Savannah. Mr. Bowden graduated from the Stonier Graduate School of Banking, Rutgers University and earned his bachelors degree in Economics from the University of Florida.

Arnold G. Busse. From 1990 to present, Mr. Busse has managed his own investments and served as a consultant for several private companies. Mr. Busse has been involved in a variety of entrepreneurial ventures, including an educational retail and wholesale company, an after-market computer hardware concern and a consumer company involved in the manufacturing of firearms protection equipment. From 1988 to 1991, Mr. Busse was the President of Cornelius Communication Company. Prior to that, Mr. Busse was the President of Guarantee Auto Stores, a $50 million automotive parts and service company which was later sold to Nationwise Auto Parts. Prior to Guarantee Auto, Mr. Busse served as the President of Haag Drug Company from 1972 to 1981. While at Haag Drug Company, Mr. Busse served on the Board of the National Association of Chain Drug Stores. Mr. Busse began his career as an accountant with Ernst & Young in Indianapolis after receiving his accounting degree from Valparaiso University. Mr. Busse has been the President and former Board Member of Southern Drug Stores Assoc., Affiliated Drug Stores Corp. and the Indiana Retail Council. Mr. Busse has previously served on the following boards: The U.S. Division of J. W. Thornton Company (a high end chocolate manufacturer based in England), National Association of Chain Drug Stores, Valparaiso University (1976-1999), most recently as its Vice Chairman, Voluntary Enterprises, Inc., Wishard Hospital Foundation, Indianapolis Medical Management and Carmel Lutheran Church. Mr. Busse has received the Sagamore of Wabash in Indiana, Kentucky Colonel and Honorary Attorney General in the State of Indiana. Mr. Busse is the father-in-law of J. Roe Hitchcock.

Anthony J. Carbone. Mr. Carbone became a partner at the law firm of Bingham Dana LLP following its merger with Richards & O'Neil, LLP on May 1, 2001. Mr. Carbone was the managing partner of the law firm of Richards & O'Neil, LLP as well as the chairperson of the firm's E-Commerce Group. Mr. Carbone, as managing partner of Richards & O'Neil, LLP, had a very active role in the merger of the two firms. Mr. Carbone had been with Richards & O'Neil, LLP since 1990. Mr. Carbone is the President of the New York Chapter of the Indiana University Kelley School of Business Alumni Association and sits on the Board of Directors of the school's alumni organization. Mr. Carbone is a certified public accountant. Mr. Carbone received his LLM in Taxation in 1985 from New York University School of Law; his J.D. from Syracuse University Law School in 1981; his M.S. in Accounting from Syracuse University in 1981; and his B.S. from Indiana University Kelley School of Business in 1978.

Eugene L. McKenzie. Mr. McKenzie is currently the Director of Finance and Information Technology for the national accounts division of the International Paper Company's distribution arm, Xpedx. From 1996 to 1999 Mr. McKenzie owned and operated L&G Holdings, Inc., an entrepreneurial business which acted as a graphic design and advertising firm. From 1990 to 1996, Mr. McKenzie was a Financial Manager for Atlantic Richfield Company, an oil and gas company that was recently acquired by British Petroleum. From 1980 to 1990 Mr. McKenzie worked as a Senior Manager for Ernst & Young. Mr. McKenzie is a certified public accountant with an MBA from the University of Denver.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under U.S. securities laws, directors, certain executive officers and persons holding more than ten percent (10%) of the Company's common stock must report their initial ownership of the common stock and changes in that ownership to the SEC. The SEC has designated specific due dates for those reports and the Company must identify in this report those persons who did not file these reports when due. Until the Company is required to register its Securities under Section 12 of the Securities Exchange Act of 1934, its officers and directors are not required to file reports under Section 16.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below sets forth the proposed compensation schedule for the Company's officers which will take effect upon completion of the Offering. To date, no compensation has been paid, or has been accrued, to any of the Company's officers nor will any compensation be paid or accrued until the closing of the Offering.


     ----------------------- --------------------------------- --------------------------
                               Proposed Annual Compensation     Long-Term Compensation
                                                                        Awards
       Name and Principal    --------------------------------- --------------------------
            Position                     Salary                 Securities Underlying
                                                                    Options/SAR's
                                                                          (#)
     ----------------------- --------------------------------- --------------------------
     J. Roe Hitchcock,                   $50,000                          --
     Chief Executive
     Officer, Treasurer (1)
     ----------------------- --------------------------------- --------------------------
     Frederick L.
     McDonald, II,                       $50,000                          --
     President (1)
     ----------------------- --------------------------------- --------------------------
     Michael J.                          $175,000                     500,000(2)
     Wurtsbaugh, Assistant
     Secretary, Proposed
     CFO and Secretary (1)
     ----------------------- --------------------------------- --------------------------


(1) The Company intends to implement a bonus plan within ninety (90) days of the completion of the Offering. All of the Company's officers will be entitled to participate in the bonus plan. Shareholder approval of this plan is not required, but the plan will be approved by a majority of the Company's disinterested directors.

(2) All of these shares are subject to a Non-Qualified Option Agreement, dated February 28, 2001, and will be issued upon the exercise of the option at an exercise price of $3.00 per share. The option is currently exercisable for 250,000 shares with the remaining 250,000 shares vesting in equal annual increments over a four-year period commencing on the first anniversary of the date of grant.

Upon the closing of the Offering, the Company will purchase Directors' and Officers' Insurance covering all of its directors and officers. The policy will provide the maximum coverage available to the Company's directors and officers under Delaware law.

The Company has two incentive compensation plans: (i) the 2001 Stock Option Plan of FanZ Enterprises, Inc., and (ii) the 2001 Non-Employee Director Stock Option Plan of FanZ Enterprises, Inc. that were adopted by the Company's Board of Directors on May 15, 2001, and are subject to stockholder approval upon completion of the Offering. These plans require the Company to reserve an amount equal to ten percent (10%) of its shares of common stock, after giving effect to the Offering, for issuance upon exercise of options granted under such plans. Both plans were to be approved by the Company's stockholders within twelve (12) months of their implementation. However, since the Offering will not close prior to May 15, 2002, the Company's Board of Directors intends to re-adopt both plans in their entirety. The plans will be approved by the stockholders at the first meeting of the Company's stockholders following the closing of the Offering.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning individual grants of stock options made during the year ended January 31, 2002 to the Company's Chief Executive Officer and the other named executive officers. The Company has issued no stock appreciation rights.

------------------------------- -------------------------- ------------------ ----------------- -------------
Name                            Number of Securities       Percent of Total   Exercise or       Expiration
                                Underlying Options/SARs    Options/SARs       Base Price        Date
                                Granted (#)                Granted to         ($/SH)
                                                           Employees in
                                                           Fiscal Year
------------------------------- -------------------------- ------------------ ----------------- -------------
J. Roe Hitchcock                           --                     --                 --              --
Frederick L. McDonald                      --                     --                 --              --
Michael J. Wurtsbaugh                    250,000                 100%              $3.00          02/28/06
------------------------------- -------------------------- ------------------ ----------------- -------------


COMPENSATION OF DIRECTORS

The 2001 non-employee director stock option plan affords the Company's directors, who are not also officers or key employees, the opportunity to purchase shares of the Company's common stock in increments of 100 shares at the then prevailing fair market price. Upon becoming a director, the Company will grant the director an option to purchase 100 shares. An option to purchase an additional 100 shares will be granted to the director on each two year anniversary of the original grant date. The Company has reserved up to 1% of its authorized common stock for issuance under this plan.

Directors will also be entitled to a stipend of $5,000 per board meeting attended and $2,500 per committee meeting attended which is held on a separate day from the regularly scheduled meeting.

To date, no compensation has been paid, or has been accrued, to any of the Company's directors or proposed directors. Likewise, the Company has not issued any stock or options to purchase its stock to any of the Company's directors or proposed directors. No such compensation or equity issuance will take place until the closing of the Offering.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

The employment agreement with Mr. Wurtsbaugh, who is currently serving as a consultant and Assistant Secretary to the Company, has an initial term of three
(3) years from the completion of the Offering, with automatic one-year extensions thereafter. As compensation for his services as CFO and Secretary of the Company, Mr. Wurtsbaugh will receive and annual base salary of $175,000, periodic discretionary bonuses, travel expenses and health and retirement benefits. Upon termination without cause or a change in ownership of the company, he will be entitled to a severance equal to his annual salary for one year from the termination date. The Company also granted to Mr. Wurtsbaugh an option to purchase, over a period of five years, up to 500,000 shares of the Company's common stock at $3.00 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of the Company's common stock of each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, each of the Company's officers and directors, and all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners as of May 15, 2002.

                                                              Amount and                   Percentage
                   Name and Address of                         Nature of                  Ownership of
                     Beneficial Owner                        Common Stock                 Common Stock(1)
                     ----------------                        ------------                 ------------
         Jackson Roscoe Motorsports, LLC                      10,000,000                     96.97%
         5419 Cayman Drive, Suite 100
         Carmel, IN 46033

         J. Roe Hitchcock                                    10,000,000(2)                 96.97%(2)
         5419 Cayman Drive
         Suite 100
         Carmel, IN  46033

         Frederick L. McDonald II                            10,000,000(2)                 96.97%(2)
         5419 Cayman Drive
         Suite 100
         Carmel, IN  46033

         Michael J. Wurtsbaugh                                312,500(3)                    3.03%(3)
         5419 Cayman drive
         Suite 100
         Carmel, IN  46033

         All Executive Officers and                           10,312,500                      100%
         Directors as a Group
         (3 individuals)


(1) Assumes that Mr. Wurtsbaugh has exercised all of his currently vested options for 312,500 shares.
(2) Represents shares owned by JRM. JRM is an entity controlled by J. Roe Hitchcock and Frederick L. McDonald II.
(3) These shares will be issued to Mr. Wurtsbaugh upon the exercise of non-qualified stock options granted to Mr. Wurtsbaugh on February 28, 2001 at an exercise price of $3.00 per share. The Option Agreement provides for the issuance of up to 500,000 shares of the Company's common stock of which only 312,500 of these options are currently exercisable and therefore reported in the table above. The remaining 187,500 shall vest in equal annual increments over the three-year period commencing on the first anniversary of the date of grant.

In addition to the shares of common stock identified in the table above, the Company has 10,000 shares of its preferred stock issued and outstanding. All of these shares are owned of record by JRM.

Rule 13d-3 under the Securities Exchange Act of 1934, provides the determination of beneficial owners of securities. That rule includes as beneficial owners of securities, any person who directly or indirectly has, or shares, voting power and/or investment power with respect to such securities. Rule 13d-3 also includes as a beneficial owner of a security any person who has the right to acquire beneficial ownership of such security within sixty days through means, including, the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 15, 2000, the Company issued 100 shares of its common stock to JRM for total consideration of $100. On December 18, 2000, JRM contributed an additional $50,000 to the capital of the Company for its shares of common stock. On February 12, 2001, JRM contributed an additional $50,000 to the capital of the company in the form of a Demand Note. On February 23, 2001, in exchange for

$400,000 in consideration in the form of the remainder of the Demand Note, the company issued 10,000 shares of its preferred stock to JRM. The Demand Note had been paid in full in cash. The interest rate charged on the Demand Note was 7%, which was not a market rate. Any requests for partial payment on the Demand Note were made in increments of Ten Thousand Dollars ($10,000). JRM is an entity controlled by J. Roe Hitchcock and Frederick L. McDonald, II. The preferred shares are redeemable, at the Company's option, at any time after six months from the closing of the Offering at a price of $600,000 subject to applicable escrow provisions. Approval by the independent members of the Company's Board of Directors will be required in order to effect a redemption of the preferred stock.

On January 1, 2001, the Company entered into an agreement with Stillwater Capital Advisors, LLC, a Delaware limited liability company, for consulting services including, among other things, preparation and development of its business plan, development of a sophisticated financial model, identifying key personnel and negotiating with a broker/dealer, accountants and attorneys. J. Roe Hitchcock, the Company's Chief Executive Officer, Treasurer and a director of the Company, and Frederick L. McDonald, II, the Company's President and also a director of the Company, are the sole members of Stillwater Capital Advisors, LLC. Under the agreement, consulting services were to be provided to the Company for a period of twelve (12) months at a flat fee of $500,000 to be paid in one lump sum payment. The $500,000 consulting fee was not due and payable until the Company had achieved profitability as demonstrated by an annual audited financial statement reflecting net profit for that fiscal year. The Company believed that the terms of the consulting agreement were as favorable to it as those generally available from unaffiliated third parties. However, in an effort to expedite the registration process, the Company decided to rescind the agreement and on August 20, 2001 the Company entered into a Rescission and Mutual Release Agreement with Stillwater Capital Advisors, LLC pursuant to which the consulting agreement was rescinded and the Company was no longer obligated to pay any portion of the consulting fee.

On February 28, 2001, the Company entered into an Option Agreement with Michael
J. Wurtsbaugh, the Company's proposed CFO, pursuant to which Mr. Wurtsbaugh was granted an option to purchase up to 500,000 shares of the Company's common stock at $3.00 per share. The option is exercisable for a period of five years from the date of grant.

The Company will donate approximately two and one-half percent (2.5%) of its yearly pre-tax profit to the Jackson Roscoe Foundation. In any year, including its first, that the Company does not generate a profit, no monetary donation will be made to the Jackson Roscoe Foundation. The Jackson Roscoe Foundation has been set up in memory of Jackson Roscoe Hitchcock. Jackson was one of the twins born to Joan and J. Roe Hitchcock, the Company's CEO and Treasurer, on September 13, 1999. Jackson was diagnosed with transposition of the greater vessels. He lived in the Riley Children's Hospital in Indianapolis, Indiana for 83 days before he died. The Jackson Roscoe Foundation will donate money and services to programs and help families of sick children, specifically children suffering from congenital heart diseases. The Jackson Roscoe Foundation will assist various charitable, medical and research organizations in drawing awareness to the disease and helping to cure the disease. The Jackson Roscoe Foundation will be a 501(c)(3) corporation and therefore the donations will be a tax-deductible contribution for the Company. If the Jackson Roscoe Foundation is not granted tax-deductible status, the Company will not make any monetary contribution to the Jackson Roscoe Foundation, although the founders of the Company will make contributions regardless. The Jackson Roscoe Foundation will operate as a totally separate entity distinct from the Company and its subsidiaries, with its own Board of Directors and officers. Joan Hitchcock will serve as a member of the Board of Directors of the Jackson Roscoe Foundation.

JRM, an entity controlled by J. Roe Hitchcock and Frederick L. McDonald II, has entered into a letter of intent to lease an existing race shop facility. Upon the closing of the Offering, JRM will assign the letter of intent to the Company and the Company will negotiate to enter into a lease with Sharp Racing, Inc.

The Company currently has two directors, Messrs. Hitchcock and McDonald, on its Board of Directors. Neither of whom are independent directors. At the time of the transaction with JRM, the Company lacked sufficient disinterested independent directors to ratify this transaction. The Company intends to add additional members to its Board of Directors following the closing of the Offering. Five of these members have been identified in this Form 10-KSB. All of the members identified, except Michael J. Wurtsbaugh and Arnold G. Busse, would qualify as independent directors. The Company intends to maintain at least two independent directors on its Board. All future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties. Additionally, all future material affiliated transactions, and any forgiveness of loans, will be approved by a majority of the Company's independent directors who do not have an interest in the transactions and who had access, at the Company's expense, to the Company's legal counsel or independent legal counsel.

JRM is the sole owner of the Company's 10,000,000 issued and outstanding shares of Common Stock. JRM also owns all of the Company's 10,000 shares of issued and outstanding preferred stock. JRM is an entity controlled by J. Roe Hitchcock and Frederick L. McDonald II.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a)


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

     3(ii)       By-Laws of FanZ Enterprises, Inc. adopted on November 15, 2000 (1)

     4           Specimen Stock Certificate (1)

     10(ii)      2001 Stock Option Plan of FanZ Enterprises, Inc. (2)

     10(iii)     2001 Non-Employee Director Stock Option Plan of FanZ Enterprises,
                 Inc. (2)

     10(iv)      Employment Agreement between FanZ Enterprises, Inc. and Michael J. Wurtsbaugh (1)

     10(iv)(a)   First Amendment to Employment Agreement between FanZ Enterprise,
                 Inc. and Michael J. Wurtsbaugh. (2)

     10(v)       Option Agreement between FanZ Enterprises, Inc. and Michael J. Wurtsbaugh (1)

     10(v)(a)    First Amendment to Option Agreement between FanZ Enterprises, Inc. and Michael J.
                 Wurtsbaugh (2)

     10(vi)      Letter of Intent Agreement between Jackson Roscoe Motorsports, LLC and Sharp Racing, Inc. (1)

     10(vii)(b)  Amended and Restated Lock-up Agreement (4)

     10(viii)    Rescission and Mutual Release Agreement between FanZ Enterprises,
                 Inc. and Stillwater Capital Advisors, LLC (5)

     10(ix)      Consulting Agreement between FanZ Enterprises, Inc. and Michael J.
                 Wurtsbaugh (2)

     10(x)       Consulting Agreement between Jackson Roscoe Motorsports, LLC and
                 Eddie Sharp (2)

     10(xi)(b)   Amended and Restated Form of Broker/Dealer Agreement (4)

     21          Subsidiaries of FanZ Enterprises, Inc. (1)


     99(b)   Amended and Restated Escrow Agreement (3)

     99(c)   Letter Agreement Amending Amended and Restated Escrow Agreement (4)


     ---------------------------------------------------------------------------

(1) Incorporated by reference from the like numbered exhibit to the Company's Registration Statement on Form SB-2 filed with the SEC on April 6, 2001.

(2) Incorporated by reference from the like numbered exhibit to the Company's Registration Statement on Form SB-2/A filed with the SEC on June 18, 2001.

(3) Incorporated by reference from the like numbered exhibit to the Company's Registration Statement on Form SB-2/A filed with the SEC on July 19, 2001.

(4) Incorporated by reference from the like numbered exhibit to the Company's Registration Statement on Form SB-2/A filed with the SEC on August 2, 2001.

(5) Incorporated by reference from the like numbered exhibit to the Company's Registration Statement on Form SB-2/A filed with the SEC on August 22, 2001.

(b)       REPORTS ON FORM 8-K

          None.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      FANZ ENTERPRISES, INC.


Dated:  May 15, 2002                  By:  /s/ J. Roe Hitchcock
                                           ------------------------------------------
                                           J. Roe Hitchcock
                                           Chief Executive Officer (in the capacity of
                                           Chief Financial Officer and Chief Accounting
                                           Officer), Treasurer and Director



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. This report may be signed in multiple identical counterparts all of which, taken together, shall constitute a single document.


                                       FANZ ENTERPRISES, INC.


Dated: May 15, 2002                   By:  /s/ J. Roe Hitchcock
                                           ------------------------------------------
                                            J. Roe Hitchcock
                                            Chief Executive Officer (in the capacity of
                                            Chief Financial Officer and Chief Accounting
                                            Officer), Treasurer and Director



                                       By:  /s/ Frederick L. McDonald, II
                                           ------------------------------------------
                                            Frederick L. McDonald, II
                                            President and Director


        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No annual report or proxy material has been sent to the Company's security holders during the Company's last fiscal year.