Form 10-Q
period 2002-04-30
FANZ ENTERPRISES INC
filed 2002-06-14
CIK 1136427

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2002

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________ to __________

Commission File Number 333-58492

                             FANZ ENTERPRISES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware                                                             35-2123462
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                  5419 Cayman Drive, Suite 100 Carmel, IN 46033
                    (Address of Principal Executive Offices)

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

         Yes      X                                No
             ------------                             ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 12, 2002, 10,000,000 shares of the registrant's common stock were outstanding.

                  Transitional Small Business Disclosure Format

         Yes                                       No       X
             ------------                             ------------

                                        TABLE OF CONTENTS

                                                                                                 Page

Item 1.     Financial Statements

            Balance Sheets as of April 30, 2002 (unaudited) and January 31,
            2002 ................................................................................. 1

            Statements of loss (unaudited)  for the three
            months ended April 30, 2002, for the three months ended April 30, 2001 and the period from October 20, 2000
            (inception) to April 30, 2002......................................................... 2

            Statements of Stockholder's
            Equity (unaudited) for the period
            from October 20, 2000
            (inception) to April 30, 2002......................................................... 3

            Statement of Cash Flow (unaudited) for the
            three months ended April 30, 2002, three months ended April 30, 2001 and for the period from October 20, 2000
            (inception) to April 30, 2002......................................................... 4

            Summary of Significant
            Accounting Policies (unaudited)....................................................... 5

            Notes to Financial Statements (unaudited)............................................. 9

Item 2.     Plan of Operation.................................................................... 13

                                         PART II OTHER INFORMATION

Item 5.     Other Information.................................................................... 20

Item 6.     Exhibits and Reports on Form 8-K..................................................... 20

            Exhibit Index........................................................................ 22


                         PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                                April 30,            January 31,
                                                                                   2002                  2002
                                                                            -------------------   -------------------
                                                                               (unaudited)
                                       Assets

CURRENT:
   Cash                                                                        $        117          $       (177)
   Advance to parent.......................................................               -                 2,500
   Deferred offering costs.................................................         177,746               177,746
   Deposit.................................................................             960                   960
                                                                               ------------          ------------

TOTAL CURRENT ASSETS.......................................................         178,823               181,029
                                                                               ------------          ------------

WEBSITE DEVELOPMENT COSTS, net of accumulated amortization
     of $1,100 in 2002.....................................................          11,900                13,000
                                                                               ------------          ------------

                                                                               $    190,723          $    194,029
                                                                               ============          ============

                        Liabilities and Stockholder's Equity

CURRENT:
   Accrued Expenses........................................................    $     43,624          $     43,624
                                                                               ------------          ------------


TOTAL LIABILITIES..........................................................          43,624                43,624
                                                                               ------------          ------------

COMMITMENTS

STOCKHOLDER'S EQUITY (DEFICIT)
   Preferred stock, $.01 par value - 10,000 shares authorized,
     10,000 shares issued and outstanding..................................             100                   100
   Common stock, $.01 par value - 20,000,000 shares authorized;
     10,000,000 issued and outstanding (Note 4)............................         100,000               100,000
   Additional paid-in capital..............................................       3,812,519             3,644,559
   Accumulated deficit during the development stage........................      (3,765,520)           (3,594,254)
                                                                               -------------         -------------

TOTAL STOCKHOLDER'S EQUITY ................................................         147,099               150,405
                                                                               ------------          ------------

                                                                               $    190,723          $    194,029
                                                                               ============          ============



See accompanying summary of accounting polices and notes to unaudited financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               STATEMENTS OF LOSS
                                   (UNAUDITED)


                                                                                                                    Period from
                                                                   Three months              Three months        October 20, 2000
                                                                       ended                    ended             (inception) to
                                                                  April 30, 2002            April 30, 2001        April 30, 2002
                                                                  --------------            --------------        --------------

Revenues....................................................      $            -            $             -       $            -

Selling, general and administrative expenses -
   (including non-cash compensation expense of 167,960,
   2,064,919 and 2,975,019, respectively) ..................             171,266                  2,343,130            3,765,520
                                                                  --------------            ---------------       --------------

Net loss....................................................      $     (171,266)           $    (2,343,130)       $  (3,765,520)
                                                                  ==============            ===============       ==============

Basic and diluted loss per common share (Note 4)............      $        (0.02)           $         (0.23)
                                                                  ===============           ===============

Basic and diluted weighted average common shares
   Outstanding (Note 4).....................................          10,000,000                 10,000,000
                                                                  ==============            ===============



See accompanying summary of accounting polices and notes to unaudited financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF STOCKHOLDER'S EQUITY
           PERIOD FROM OCTOBER 20, 2000 (INCEPTION) TO APRIL 30, 2002
                                   (UNAUDITED)


                                                                                                    Accumulated
                                                                                                      Deficit
                                Common Stock               Preferred Stock          Additional      During the
                         --------------------------- ----------------------------    Paid-in        Development
                            Shares        Amount        Shares         Amount        Capital           Stage           Total
                         ------------- ------------- -------------- -------------  ------------- ------------------ -------------
BALANCE AT
   OCTOBER 20, 2000                -      $       -             -      $      -     $        -      $         -       $        -

   Net loss                        -              -             -             -              -          (64,975)         (64,975)

   Issuance of common
     Stock                       100              1             -             -             99                -              100

   Capital contribution            -              -             -             -         50,000                -           50,000

   100,000 for 1 stock
     split (Note 4)         9,999,900        99,999             -             -        (99,999)               -                -
                           ----------    ----------     ---------      --------     ----------     ------------       ----------

BALANCE AT
   JANUARY 31, 2001        10,000,000       100,000             -             -        (49,900)         (64,975)         (14,875)

   Net loss                         -             -             -             -              -       (3,529,279)      (3,529,279)

   Stock option grant               -             -             -             -      2,807,059                -        2,807,059

   Additional capital
     Contribution for
     Previously issued
     common stock                   -             -             -             -         50,000                -           50,000

 Capital Contribution-
      (Conversion of
    obligation, Note 5)             -             -             -             -        437,500                -          437,500

   Issuance of preferred
     Stock                          -             -        10,000           100        399,900                -          400,000
                           ----------    ----------     ---------      --------     ----------     ------------       ----------

BALANCE AT
  JANUARY 31, 2002         10,000,000     $ 100,000        10,000      $    100     $3,644,559      $(3,594,254)      $  150,405

      Net loss                      -             -             -             -              -         (171,266)        (171,266)

     Stock option grant             -             -             -             -        167,960                -          167,960
                           ----------    ----------     ---------      --------     ----------     ------------       ----------

BALANCE AT
  APRIL 30, 2002
     (UNAUDITED)           10,000,000     $ 100,000        10,000      $    100     $3,812,519     $ (3,765,520)      $  147,099
                           ==========    ==========     =========      ========     ==========     ============       ==========





See accompanying summary of accounting polices and notes to unaudited financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                                                                             Period from
                                                                                                             October 20,
                                                                     Three months       Three months            2000
                                                                         ended              ended          (inception) to
                                                                    April 30, 2002     April 30, 2001      April 30, 2002
                                                                    --------------     --------------      --------------

OPERATING ACTIVITIES
   Net loss......................................................     $   (171,266)      $ (2,343,130)      $  (3,765,520)
   Adjustment to reconcile net loss to cash used in
     Operating activities:
     Non-cash compensation expense...............................          167,960          2,064,919           2,975,019
     Amortization expense........................................            1,100                  -               1,100
     Other non-cash expense......................................                -                  -             437,500
       Change in current assets and liabilities:
         Deposit.................................................                -                  -                (960)
         Advance to parent.......................................            2,500             (2,500)                  -
         Deferred offering costs.................................                -            (77,400)           (177,745)
         Accrued expenses........................................                -            112,083              43,623
                                                                      ------------       ------------       -------------

NET CASH USED IN OPERATING ACTIVITIES                                          294           (246,028)           (486,983)
                                                                      ------------       ------------       -------------

INVESTING ACTIVITY
   Web site development costs....................................                -            (13,000)           (13,000)
                                                                      ------------       ------------       -------------

FINANCING ACTIVITY
Proceeds from the issuance of stock..............................                -            300,000             500,100
                                                                      ------------       ------------       -------------

NET INCREASE IN CASH.............................................              294             40,972                 117

CASH, BEGINNING OF PERIOD........................................             (177)            50,100                   -
                                                                      ------------       ------------       -------------

CASH, END OF PERIOD..............................................     $        117       $     91,072       $         117
                                                                      ============       ============       =============






See accompanying summary of accounting polices and notes to unaudited financial statements.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL STATEMENTS

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The balance sheet as of April 30, 2002; the statements of loss for the three months ended April 30, 2002 and April 30, 2001 and for the period from October 20, 2000 (inception) to April 30, 2002; the statements of stockholder's equity for the period from October 20, 2000 (inception) to April 30, 2002 and the statements of cash flows for the three months ended April 30, 2002 and April 30, 2001 and for the period from October 20, 2000 (inception) to April 30, 2002, have been prepared without audit. The balance sheet as of January 31, 2002 has been audited by independent certified public accountants. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although FanZ Enterprises, Inc. (the "Company") believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these financial statements and related notes be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB, for the fiscal year ended January 31, 2002, File No. 333-58492.

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

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION AND BUSINESS

FanZ Enterprises, Inc. (a development stage company) is a Delaware corporation which was formed on October 20, 2000 for the purpose of controlling and managing a multi-car professional motorsports operation that will participate in NASCAR sanctioned events. The Company has selected a January 31st year-end. The Company has two wholly-owned subsidiaries, also development stage companies. Fanz Racing, Inc. will own and manage the racing operations while Fanz Merchandising, Inc. will own, manage, market and distribute all of the related merchandise for the racing operations. As of April 30, 2002, all material intercompany accounts were eliminated.

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

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


INCOME TAXES

Deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities. Deferred tax assets of approximately $1,472,000 relating primarily to net operating losses and non-deductible accruals have been offset by a valuation reserve since the utilization of this asset cannot be assured.

LOSS PER SHARE

Basic and diluted loss per common share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic loss per common share is computed by dividing the net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the effects of potentially dilutive common shares. Diluted net loss per common share gives effect to all potentially dilutive common shares outstanding during a period. There were no potentially dilutive common shares outstanding on April 30, 2002, thus basic and dilutive loss per common share are the same for the periods presented.

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

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


In accordance with the above policy, the Company has capitalized $13,000 in web site development costs. The Company is amortizing these costs using the straight-line method over the estimated useful life of the asset (3 years). Amortization expense amounted to $1,100 for the three months ended April 30, 2002. There was no amortization expense for the three months ended April 30, 2001.

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

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of liabilities in the normal course of business. Since its inception on October 20, 2000, the Company has been involved in organizational activities. The Company's ultimate ability to attain profitable operations is dependent upon its obtaining adequate capitalization to complete its development activities and implementation of its business plan. The Company filed a registration statement on Form SB-2 (the "Registration Statement") with the SEC which offers outside investors up to 2,500,000 common shares in a direct participation offering (the "Offering"). The SEC declared the Registration Statement effective on August 31, 2001. Monies raised from the Offering will be held in escrow until a minimum of 1,000,000 shares are sold. There can be no assurances as to what the ultimate net proceeds from the Offering might be. The Offering, by its original terms, expired on May 31, 2002 and the Company filed two amendments to the Registration Statement to extend the Offering for an additional three months subject to federal and state approvals. In conjunction with the extension, the Company notified investors of such election and advised them that they have the choice of (i) leaving their investment in the escrow account, or (ii) having their investment returned to them with interest.

As a result of the foregoing, these circumstances raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. DEFERRED OFFERING COSTS

Deferred offering costs consist of professional, registration and filing fees incurred through April 30, 2002 that are directly related to the Offering described more fully in Note 4. If the Offering is successful, these costs will be offset against the proceeds in stockholders' equity. If the Offering is not successful, these costs will be expensed in full upon that determination.

3. ACCRUED EXPENSES

Accrued expenses for all periods presented primarily consist of professional fees.

4. STOCKHOLDER'S EQUITY

ISSUANCE OF COMMON STOCK

On October 20, 2000, the Company issued 100 shares of its $.01 par value stock to Jackson Roscoe Motorsports, LLC (the "sole stockholder" or the "parent"). The sole stockholder is controlled by two officers and directors of the Company. As consideration for the shares issued, the Company received $1 per share. On December 18, 2000, the Company received additional consideration for these shares in the amount of $50,000. During the three months ended April 30, 2001, the Company received another $50,000 capital contribution from its sole stockholder in the form of a $450,000 note receivable, $50,000 of which related to this capital contribution and the remainder of which related to issuance of preferred stock. This portion of the Note was satisfied in cash on February 16, 2001.

The Company increased its authorization of common stock to 20,000,000 shares and affected a 100,000 to 1 split on May 15, 2001. All share and per share data have been retroactively adjusted to reflect this split.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

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

5. RELATED PARTY TRANSACTION

Effective January 1, 2001, the Company entered into a 12-month agreement for consulting services with Stillwater Capital Advisors, LLC, a company wholly-owned by the members of the parent. The amount accrued at July 31, 2001 under this agreement was $437,500 and the Company believed the terms of this agreement to be at arm's length. This agreement was decreased from $750,000 to $500,000 in July, 2001 and ultimately was cancelled in its entirety on August 20, 2001. The unpaid accrual as of this date of $437,500 was reversed and contributed to capital during the three months ending October 31, 2001. See Notes 4, 6 and 7 for description of additional related party transactions.

6. COMMITMENTS

During the year ended January 31, 2002, the Company entered into a letter of intent to lease land and property to be used as its principal place of business for annual rent of approximately $60,000 under a lease term of one year with an option to renew at the same rate for three consecutive periods of one year each. The commencement of this lease is contingent upon the Company's closing of the Offering.

The Company has oral agreements with third party service providers such that if the Offering is successful, additional fees of $170,000 will be remitted. Of these additional fees, $120,000 would be due to the Company's legal counsel. It is possible that additional fees beyond this amount will be negotiated upon the close of a successful offering, but such fees cannot be estimated at this time.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


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

During the year ended January 31, 2002, the Company granted 500,000 options to a consultant, expected to become the Company's Chief Financial Officer, at an exercise price of $3.00 per share of which 250,000 vest on the grant date and the remaining vest over a four year period commencing on the first anniversary of the grant date. In accordance with FAS 123 and related interpretations, compensation expense for the fair value of these options will be recognized over the period in which these options are earned. The fair value approach for valuing stock options was determined using the Black-Scholes option pricing model given the following assumptions: risk free interest rate of 5.53%; expected option life of 4 years; and no dividend yield or volatility. Assuming a fair market value of $10 per share (the selling price of shares in the Offering), the Company, therefore, incurred $167,960 and $2,064,919 of non-cash compensation expense during the three months ended April 30, 2002 and 2001, respectively, $2,975,019 for the period from October 20, 2000 (inception) to April 30, 2002 and is expected to incur approximately $824,900 in future periods. It is expected that future amounts will be recognized over the four-year period from the grant date. The fair value approach to the valuation of these options requires that the unvested shares be "marked to market" at the end of each reporting period. As such, if the fair value of the options change in the future, then related current and future non-cash compensation expense will change accordingly. When and if the consultant becomes an employee, a new measurement date will be required resulting in a remeasurement of the value of the unearned options using the intrinsic value method. This grant is separate and distinct from either of the stock option plans described above.

8. EMPLOYMENT AGREEMENTS

The Company and its parent are committed to an employment agreement and certain consulting contracts to multiple key individuals. All were executed during the year ended January 31, 2002 and the employment agreement requires the close of the Offering to become effective.

                             FANZ ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


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

ITEM 2. PLAN OF OPERATION

Results of Operations

For the three month period ending April 30, 2002, the Company recorded an operating loss of $171,266 compared to an operating loss of $2,343,130 for the three month period ending April 30, 2001. For the period from October 20, 2000 (date of inception) through April 30, 2002, cumulative losses totaled $3,765,520. These deficits were largely attributable to non-cash charges for stock options granted of $167,960 and $2,064,919 during the three month periods ending April 30, 2002 and 2001, respectively, and $2,975,019 from October 20, 2000 (inception). The remainder of the deficits was attributed to start-up expenses and costs related to the development and implementation of the Company's business plan. As a result of the options granted, the Company expects to incur approximately $824,900 of non-cash compensation expenses in future periods. It is expected that future amounts will be recognized over the four year period from the grant date. The fair value approach to the valuation of these options requires that the unvested shares be "marked to market" at the end of each reporting period. As such, if the fair value of the options changes in the future, then related current and future non-cash compensation expenses will change accordingly. These options were issued to a consultant. When and if the consultant becomes an employee, a new measurement date will be required resulting in a remeasurement of the value of the unearned options using the intrinsic value method. The Company did not generate any revenues during this period. The Company's business plan projects that it will continue to operate at a loss through the fiscal year ending January 31, 2003. Further, there can be no assurance that the Company will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, non-cash charges associated with stock options granted, expenses incurred as a result of establishing the race teams and expenses associated with setting up the Company's infrastructure to begin implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

Capital Expenditures

From January 31, 2001 (the Company's fiscal year end) through April 30, 2002, the Company expended $13,000 on capital expenditures related to web site development costs. As part of the business plan, the Company plans on starting with one Winston Cup team and intends to have two professional motorsports race teams competing in NASCAR sanctioned events within one year of the closing of the Offering. A minimum of $4.5 million in capital expenditures will be required for tools, racing equipment, motors, race cars and other equipment and the personnel costs to recruit and employ the necessary racing personnel to effectively establish these teams. These costs will be incurred in the first three months after the proceeds from the Offering are received. The anticipated capital expenditure budget may be reduced if the Company is successful in attracting sponsorship monies for the teams.

Expenditures Related to Facilities

The Company expended no amounts on facilities for the period ended April 30, 2002. The Company's overall strategy in regards to real estate and facilities is controlled growth with flexibility to expand as its operations develop in order to address sponsor goals, maintain control over its operations and foster the sharing of information amongst its organizations.


                                                                                BASE RENT
ENTITY                    TYPE OF SPACE                                         PER SQ. FT. (USABLE)
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

As a start-up organization, the Company's initial goals are to attempt to lease space with maximum flexibility until such time that constructing its own facilities can be strategically and financially justified. This strategy will allow the Company to commence its racing operations, procure sponsorship and begin racing. Jackson Roscoe Motorsports, LLC currently has a letter of intent for a 6,000-square foot racing facility and racing equipment in order to house the initial start-up phase of its racing operations. The Company's strategy is to procure additional leased space as teams are formed, with space requirements ranging from a minimum of 60,000 square feet in the event the Company forms one to two teams, up to approximately 200,000 square feet in the event the Company forms five race teams. Likewise, merchandising facilities will be dependent upon the number of teams that the Company ultimately fields. With limited merchandising projected in the Company's first year of operation, it is anticipated that space can be shared or subleased. Merchandising space requirements are general purpose warehouse/distribution space and are estimated to range from 5,000 to 50,000 square feet of space depending upon the number of racing teams the Company's merchandising operations will be servicing. As the Company procures sponsorships and forms and stabilizes its operations, it will consider designing and building its own facilities. The assumptions for space are as follows:

        -------------------------------------------------
                                  APPROXIMATE PER TEAM
                                   SPACE REQUIREMENTS
                                      (SQUARE FEET)
        -------------------------------------------------
        Winston Cup                   30,000-40,000
        Busch Grand National          20,000-30,000
        Craftsman Truck               20,000-25,000
        -------------------------------------------------

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

Capital Resources and Liquidity

On April 30, 2002, the Company had total assets of $190,723 and stockholder's equity of $147,099, in comparison to total assets of $194,029 and a stockholder's equity of $150,405 on January 31, 2002. On November 15, 2000, the Company issued 100 shares of its common stock to Jackson Roscoe Motorsports, LLC for total consideration of $100. On December 18, 2000, Jackson Roscoe Motorsports, LLC contributed an additional $50,000 to the capital of the Company for its shares of common stock. On February 12, 2001, Jackson Roscoe Motorsports, LLC contributed an additional $50,000 to the capital of the Company, in the form of a $450,000 Demand Note dated February 12, 2001, for its shares of common stock. On February 23, 2001, in exchange for $400,000 in consideration in the form of the remainder of the Demand Note, the Company issued 10,000 shares of our preferred stock to Jackson Roscoe Motorsports, LLC. As of June 14, 2001, the entire amount of the Demand Note has been paid in full in cash.

To develop its business plan, the Company intends to recruit and employ a variety of racing personnel including drivers, crewmembers, crew chiefs, engine builders, fabricators, engineers, etc. to operate and manage its racing operations. The recruiting and hiring of the racing personnel will begin immediately upon raising the minimum subscription amount of $10,000,000.

Currently the Company has a consulting agreement with Michael J. Wurtsbaugh. In exchange for the provision of consulting services, Mr. Wurtsbaugh was granted options to purchase shares of the Company's common stock. This grant, as set forth earlier, appears as a deficit on our books.

On January 1, 2001, the Company entered into an agreement with Stillwater Capital Advisors, LLC, a Delaware limited liability company, for consulting services including, among other things, preparation and development of the Company's business plan, development of a sophisticated financial model, identifying key personnel and negotiating with a broker/dealer, accountants and attorneys. J. Roe Hitchcock, the Company's Chief Executive Officer, Treasurer and a director of the Company, and Frederick L. McDonald, II, the Company's President and also a director of the Company, are the sole members of Stillwater Capital Advisors, LLC. Under the agreement, consulting services were to be provided to the Company for a period of twelve (12) months at a flat fee of $500,000 to be paid in one lump sum payment. The $500,000 consulting fee was not due and payable until the Company had achieved profitability as demonstrated by an annual audited financial statement reflecting net profit for that fiscal year. The Company believed that the terms of the consulting agreement were as favorable to it as those generally available from unaffiliated third parties. However, in an effort to expedite the registration process with the SEC and various state security agencies, the Company decided to rescind the agreement and on August 20, 2001 it entered into a Rescission and Mutual Release Agreement with Stillwater Capital Advisors, LLC pursuant to which the consulting agreement was rescinded and the Company is not obligated to pay any portion of the consulting fee. As a result, the amount accrued as of that date, $437,500, was reversed and contributed to capital in the third quarter ending October 31, 2001.

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
                                                          ==========


NOTES
-----
(1) The Personnel Payroll includes the annual salary and bonus for the Crew Chief, Car Chief, Shop Foreman, Paint & Body Specialists, Tire Specialist, Gear & Transmission Specialist and Fabricators.
(2) Motor program expenditures are between $1.1 million and $2.5 million per annum. This reflects a down payment so that the team can start utilizing the motors in the testing program at various tracks.
(3) Includes initial Tires & Wheels, Suspension & Brakes, Paint & Decals and Gears & Transmissions and other components necessary to get the team started.
(4) Assumes 40,000 sq. ft. facility. This amount will cover up front rental expenses, some tenant expenses and the first several months of occupancy expenses.
(5) Generally, a Winston Cup Team has anywhere from 10 - 15 cars at a time. Assumes 10 cars will allow the team to start testing at various tracks and racing the full season.
(6)  Entry fees for at least 75% of the first year NASCAR season.
(7)  Insurance for the first six months.
(8)  Utilities for the first six months.
(9)  The Shop Equipment that will be purchased will start the operation.
(10) Includes the initial testing at various tracks, Wind Tunnel Testing and engine and set up development.
(11) Miscellaneous includes the initial supplies and any maintenance that would be required.

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
                                                           ==========

NOTES
-----

(1) The Personnel Payroll includes the annual salary and bonus for the Crew Chief, Paint & Body Specialists, Tire Specialist, Gear & Transmission Specialist and Fabricators. It should be noted that once the fabrication department is established for the Winston Cup Team, the fabrication department can handle the Busch team without additional personnel.
(2) Motor Program expenditures are between $500,000 and $1.0 million per annum. This reflects a down payment in order that the team can start utilizing the motor in the testing program at various tracks.
(3) Parts include initial tires & wheels, suspension & brakes, paint & decals and gears & transmissions and other components necessary to get the team started.
(4) The space requirement is assumed to be 30,000 sq. ft. This amount will cover up front rental expenses, some tenant improvements and the first several months of occupancy expenses.
(5) Generally a Busch Series team has anywhere from 6 - 8 cars at a time. Assumes 6 cars will allow the team to start testing at various tracks and racing the full season.
(6) Entry fees for most of the first year NASCAR season with credentials for the sponsors for the races.
(7)  Insurance for the first six months.
(8)  Utilities for the first six months.
(9) The Shop Equipment that will be purchased will start the operation. If an existing team is already completed, this number will go down dramatically as there will be one Shop for all of the teams.
(10) The Research & Development includes the initial testing at various tracks, Wind Tunnel Testing and engine and set up development.
(11) Miscellaneous includes the initial supplies and any maintenance that would be required.


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

NOTES:
-----

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

SUMMARY

The Company believes that the proceeds from the minimum subscription of the Offering, together with projected cash flows from operations (including sponsorship monies of $5 million for two teams) will be sufficient to satisfy contemplated cash requirements for its initial racing and merchandising operations for at least twelve (12) months from the closing of the Offering. If it is unable to obtain sponsorship funds, the Company will scale back its operations so that the proceeds from the Offering are sufficient to satisfy the Company's cash requirements during the first twelve (12) months of operation. In the event that plans change, assumptions prove to be inaccurate, or if the proceeds of the Offering prove to be insufficient to fund operations and fully implement the Company's business plan, it could be required to seek additional financing from sources not currently anticipated. The Company has no current commitments or arrangements with respect to, or immediate sources of, additional financing and it is not anticipated that any existing stockholders or lenders will provide any portion of future financing. Additionally, no assurances can be given that any additional financing, when needed, will be available or available on acceptable terms. Any inability to obtain additional financing when required could have a material adverse effect on the Company's operations, including requiring it to curtail some of its business initiatives.

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

The Offering, by its original terms, expired on May 31, 2002 and the Company filed two amendments to the Registration Statement to extend the Offering for an additional three months subject to federal and state approvals. In conjunction with the extension, the Company notified investors of such election and advised them that they have the choice of (i) leaving their investment in the escrow account, or (ii) having their investment returned to them with interest.

As discussed in the Post Effective Amendments to the Registration Statement filed by the Company with the SEC on May 21, 2002, and June 10, 2002, due to the amount of time required for his current business commitments, Mr. Walter B. Bowden has informed the Company that he will not be able to serve as a director of the Company upon completion of the Offering. Mr. Bowden had previously agreed to be named as a proposed nominee to the Company's Board of Directors upon completion of the Offering and was named as such in the Company's Prospectus dated August 31, 2001, and the Company's 10-KSB for the fiscal year ended January 31, 2002. The Company is currently looking for another nominee to replace Mr. Bowden and serve as an independent director upon completion of the Offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The exhibits to this report are listed in the Exhibit Index which appears immediately after the signature page.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended April 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FANZ ENTERPRISES, INC.


Date: June 14, 2002                  By: /s/  J. Roe Hitchcock
                                         ------------------------------------
                                        J. Roe Hitchcock
                                        Chief Executive Officer (in the capacity
                                        of Chief Financial Officer and Chief
                                        Accounting Officer),
                                        Treasurer and Director

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